Form 10-Q
period 2009-06-30
MEWBOURNE ENERGY PARTNERS 08-A LP
filed 2009-08-14
CIK 1436942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 000-53648

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

Delaware	26-2055065
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3901 South Broadway, Tyler, Texas	75701
(Address of principal executive offices)	(Zip code)

Registrant’s Telephone Number, including area code: (903) 561-2900

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

Part I – Financial Information

Item 1.	Financial Statements

CONDENSED BALANCE SHEETS

June 30, 2009 and December 31, 2008

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS

Cash and cash equivalents	$20,481,666	$38,895,551
Accounts receivable, affiliate	2,344,537	580,812
Accounts receivable, other	386	20,265

Total current assets	22,826,589	39,496,628

Prepaid well costs	—	9,943,246

Oil and gas properties at cost, full-cost method	48,824,967	20,477,310
Less accumulated depreciation, depletion, amortization and impairment	(22,365,260)	(7,503,476)

	26,459,707	12,973,834

Total assets	$49,286,296	$62,413,708

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$3,859,696	$1,971,307

Total current liabilities	3,859,696	1,971,307

Asset retirement obligation	468,694	125,091

Partners’ capital
General partners	41,943,263	56,272,745
Limited partners	3,014,643	4,044,565

Total partners’ capital	44,957,906	60,317,310

Total liabilities and partners’ capital	$49,286,296	$62,413,708

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended June 30, 2009 and

the six months ended June 30, 2009

(Unaudited)

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Revenues and other income:
Oil sales	$1,759,466	$2,624,093
Gas sales	1,665,402	3,097,589
Interest income	1,260	5,741

Total revenues and other income	3,426,128	5,727,423

Expenses:
Lease operating expense	237,835	469,686
Production taxes	207,385	343,616
Administrative and general expense	87,489	121,560
Depreciation, depletion, and amortization	1,168,928	2,365,566
Cost ceiling write-down	—	12,496,218
Asset retirement obligation accretion	6,029	10,181

Total expenses	1,707,666	15,806,827

Net income (loss)	$1,718,462	$(10,079,404)

Allocation of net income (loss)
General partners	$1,603,231	$(9,403,532)

Limited partners	$115,231	$(675,872)

Basic and diluted net income (loss) per partner interest (14,600 interests outstanding)	$117.70	$(690.37)

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

CONDENSED STATEMENT OF CASH FLOWS

For the six months ended June 30, 2009

(Unaudited)

Six Months Ended June 30, 2009
Cash flows from operating activities:
Net loss	$(10,079,404)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, and amortization	2,365,566
Cost ceiling write-down	12,496,218
Asset retirement obligation accretion	10,181
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(1,763,725)
Accounts receivable, other	19,879
Accounts payable, affiliate	1,888,389

Net cash provided by operating activities	4,937,104

Cash flows from investing activities:
Purchase and development of oil and gas properties	(18,070,989)

Net cash used in investing activities	(18,070,989)

Cash flows from financing activities:
Cash distributions to partners	(5,280,000)

Net cash used in financing activities	(5,280,000)

Net decrease in cash and cash equivalents	(18,413,885)
Cash and cash equivalents, beginning of period	38,895,551

Cash and cash equivalents, end of period	$20,481,666

Supplemental Cash Flow Information:
Non-cash changes to oil & gas properties related to asset retirement obligation liabilities	$333,422

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the six months ended June 30, 2009

(Unaudited)

	General Partners	Limited Partners	Total
Balance at December 31, 2008	$56,272,745	$4,044,565	$60,317,310

Cash distributions	(4,925,951)	(354,049)	(5,280,000)

Net loss	(9,403,532)	(675,872)	(10,079,404)

Balance at June 30, 2009	$41,943,263	$3,014,643	$44,957,906

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	Accounting Policies

Reference is hereby made to the Registrant’s Annual Report on Form 10, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements. These policies are also followed in preparing the quarterly report included herein.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position, results of operations, cash flows and partners’ capital for the periods presented. The results of operations for the interim periods are not necessarily indicative of the final results expected for the full year. We have evaluated the impact on these condensed financial statements of all subsequent events through August 14, 2009, the date the financial statements were issued.

Recent Accounting Pronouncement SFAS No. 165 – In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents the date the financial statements were issued or were available to be issued. Consistent with SFAS No. 165, we evaluate subsequent events through the date the financial statements are issued. SFAS No. 165 should not result in significant changes in the subsequent events that an entity reports, either through recognition or disclosure, in its financial statements. SFAS No. 165 is effective for reporting periods ending after June 15, 2009. The adoption of SFAS No. 165 on June 15, 2009 did not impact our financial position, results of operations, or cash flows. See the above paragraph for the related disclosure.

2.	Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 08-A, L.P., (the “Registrant” or the “Partnership”), a Delaware limited partnership engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico, was organized on March 7, 2008. The offering of limited and general partner interests began May 1, 2008 as a part of a private placement pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder, and concluded August 4, 2008, with total investor contributions of $73,000,000 originally being sold to accredited investors of which $68,105,000 were sold to accredited investors as general partner interests and $4,895,000 were sold to accredited investors as limited partner interests. The managing general partner, Mewbourne Development Corporation (“MD”), has no significant equity interest in the Partnership.

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2009, approximately $2.9 million of capitalized costs were excluded from amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There was a cost ceiling write-down of $12,496,218 at March 31, 2009 but none at June 30, 2009. There were no cost ceiling write-downs during the period from March 7, 2008 (date of inception) through June 30, 2008.

3.	Asset Retirement Obligations

The Partnership has recognized an estimated liability for future plugging and abandonment costs. The estimated liability is based on historical experience and estimated well life. The liability is discounted using the credit-adjusted risk-free rate. Revisions to the liability could occur due to changes in well ownership interests, well plugging and abandonment costs or well useful lives, or if federal or state regulators enact new well restoration requirements. The Partnership recognizes accretion expense in connection with the discounted liability over the remaining life of the well.

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2009 and the period from March 7, 2008 (date of inception) through December 31, 2008 is as follows:

	June 30, 2009	December 31, 2008
Balance, beginning of period	$125,091	$—
Liabilities incurred	333,422	123,450
Accretion expense	10,181	1,641

Balance, end of period	$468,694	$125,091

4.	Related Party Transactions

In accordance with the laws of the State of Delaware, Mewbourne Development Corporation (“MD”), a Delaware Corporation, has been appointed as the Partnership’s managing general partner. MD has no significant equity interest in the Partnership. Mewbourne Oil Company (“MOC”) is operator of oil and gas properties owned by the Partnership. Mewbourne Holdings, Inc. is the parent of both MD and MOC. Substantially all transactions are with MD and MOC.

In the ordinary course of business, MOC will incur certain costs that will be passed on to owners of the well for which the costs were incurred. The Partnership will receive their portion of these costs based upon their ownership in each well incurring the costs. These costs are referred to as operator charges and are standard and customary in the oil and gas industry. Operator charges include recovery of gas marketing costs, fixed rate overhead, supervision, pumping, and equipment furnished by the operator. Services and operator charges are billed in accordance with the program and partnership agreements.

In consideration for services rendered by MD in managing the business of the Partnership, the Partnership during each of the initial three years of the Partnership will pay to MD a management fee in the amount equal to .7% of the subscriptions by the investor partners to the Partnership. The Partnership will include the management fee as part of the full cost pool pursuant to 4-10(c)(2) of Regulation S-X.

In general, during any particular calendar year the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus ..25% of the capital contributions of limited and general partners.

The Partnership participates in oil and gas activities through a Drilling Program Agreement (the “Program”). The Partnership and MD are parties to the Program. The costs and revenues of the Program are allocated to MD and the Partnership as follows:

	Partnership	MD
Revenues:
Proceeds from disposition of depreciable and depletable properties	70%	30%
All other revenues	70%	30%
Costs and expenses:
Organization and offering costs (1)	0%	100%
Lease acquisition costs (1)	0%	100%
Tangible and intangible drilling costs (1)	100%	0%
Operating costs, reporting and legal expenses, general and administrative expenses and all other costs	70%	30%

(1)    Pursuant to the Program, MD must contribute 100% of organization and offering costs and lease acquisition costs which should approximate 20% of total capital costs. To the extent that organization and offering costs and lease acquisition costs are less than 20% of total capital costs, MD is responsible for tangible drilling costs until its share of the Program’s total capital costs reaches approximately 20%. The Partnership’s financial statements reflect its respective proportionate interest in the Program.

5.	Legal Proceedings

MOC filed suit on March 9, 2009 in the U.S. District Court, Tyler Division, seeking a judicial declaration of its rights under a drilling contract with defendant Zenith Drilling Corporation. MOC contends that the contract releases it from any claim for damage to Zenith’s drilling rig from a fire that occurred on January 9, 2009 during drilling operations on the Leslie Webb No. 1893 well in which the Partnership owns an interest. Zenith filed its Answer and Counterclaim on April 2, 2009, disputing MOC’s interpretation of the contract, claiming that MOC is liable to pay Zenith for damage to its drilling rig.

MOC intends to defend against Zenith’s claims vigorously. Because the case has just begun, it is not appropriate to predict its outcome at this time. In any event, we believe that the eventual outcome of the case will not have a material impact on the Partnership’s financial position.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Mewbourne Energy Partners 08-A, L.P. (“the Partnership”) was formed March 7, 2008. The offering of limited and general partnership interests began May 1, 2008 and concluded August 4, 2008, with total investor contributions of $73,000,000.

The Registrant owns fractional working interests in developmental oil and gas prospects, which has resulted in participation in the drilling of oil and gas wells. At June 30, 2009, the Registrant owned working interests in ninety-two producing wells.

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $18,966,893 at June 30, 2009.

During the six months ended June 30, 2009, the Partnership made cash distributions to the investor partners in the amount of $5,280,000. The Partnership expects that cash distributions will continue during 2009 as additional oil and gas revenues are sufficient to produce cash flows from operations.

The sale of crude oil and natural gas produced by the Partnership will be affected by a number of factors that are beyond the Partnership’s control. These factors include the price of crude oil and natural gas, the fluctuating supply of and demand for these products, competitive fuels, refining, transportation, extensive federal and state regulations governing the production and sale of crude oil and natural gas, and other competitive conditions. It is impossible to predict with any certainty the future effect of these factors on the Partnership.

Results of Operations

Revenues and other income for the three month period ended June 30, 2009 totaled $3,426,128, and consisted of oil and gas sales of $3,424,868 and interest income of $1,260.

Production volumes for the three month period ended June 30, 2009 were approximately 32,534 bbls of oil and 484,860 mcf of gas at corresponding average realized prices of $54.08 per bbl of oil and $3.43 per mcf of gas.

Expenses for the three month period ended June 30, 2009 totaled $1,707,666, consisting of lease operating expenses in the amount of $237,835, production taxes of $207,385, depreciation, depletion, and amortization of $1,168,928, administrative and general expenses of $87,489 and asset retirement obligation accretion of $6,029. This resulted in net income for the three month period ended June 30, 2009 of $1,718,462.

Revenues and other income for the six month period ended June 30, 2009 totaled $5,727,423, and consisted of oil and gas sales of $5,721,682 and interest income of $5,741.

Production volumes for the six month period ended June 30, 2009 were approximately 55,700 bbls of oil and 782,887 mcf of gas at corresponding average realized prices of $47.11 per bbl of oil and $3.96 per mcf of gas.

Expenses for the six month period ended June 30, 2009 totaled $15,806,827, consisting of lease operating expenses in the amount of $469,686, production taxes of $343,616, depreciation, depletion, and amortization of $2,365,566, administrative and general expenses of $121,560, and asset retirement obligation accretion of $10,181. In addition, there was a cost ceiling write-down of $12,496,218 at March 31, 2009 due to lower oil and gas prices on that date. This resulted in a net loss for the six month period ended June 30, 2009 of $10,079,404.

The Partnership’s oil and gas production should increase during the remainder of 2009 as additional wells are completed and oil and gas production is sold. Interest income should decrease in 2009 as available cash is utilized for drilling and equipping of wells.

The Partnership’s operations did not commence until the third quarter of 2008. Therefore, no corresponding activities occurred during the period from January 1, 2008 through June 30, 2008.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

1.	Interest Rate Risk

The Partnership Agreement allows borrowings from banks or other financial sources of up to 20% of the total capital contributions to the Partnership without investor approval. Should the Partnership elect to borrow monies for additional development activity on Partnership properties, it will be subject to the interest rate risk inherent in borrowing activities. Changes in interest rates could significantly affect the Partnership’s results of operations and the amount of net cash flow available for partner distributions. Also, to the extent that changes in interest rates affect general economic conditions, the Partnership will be affected by such changes.

2.	Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2009, a 10% change in the price received for natural gas production would have had an approximate $310,000 impact on revenue.

3.	Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms.

Part II – Other Information

Item 1.	Legal Proceedings

MOC filed suit on March 9, 2009 in the U.S. District Court, Tyler Division, seeking a judicial declaration of its rights under a drilling contract with defendant Zenith Drilling Corporation. MOC contends that the contract releases it from any claim for damage to Zenith’s drilling rig from a fire that occurred on January 9, 2009 during drilling operations on the Leslie Webb No. 1893 well in which the Partnership owns an interest. Zenith filed its Answer and Counterclaim on April 2, 2009, disputing MOC’s interpretation of the contract, claiming that MOC is liable to pay Zenith for damage to its drilling rig.

MOC intends to defend against Zenith’s claims vigorously. Because the case has just begun, it is not appropriate to predict its outcome at this time. In any event, we believe that the eventual outcome of the case will not have a material impact on the Partnership’s financial position.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 08-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date: August 14, 2009

By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.