Form 10-Q
period 2009-09-30
MEWBOURNE ENERGY PARTNERS 08-A LP
filed 2009-11-16
CIK 1436942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [  ]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]    No [X]

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

Part I - Financial Information

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

September 30, 2009 and December 31, 2008

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS

Cash and cash equivalents	$10,131,989	$38,895,551
Accounts receivable, affiliate	3,256,103	580,812
Accounts receivable, other	-	20,265

Total current assets	13,388,092	39,496,628

Prepaid well costs	-	9,943,246

Oil and gas properties at cost, full-cost method	60,958,870	20,477,310
Less accumulated depreciation, depletion, amortization and impairment	(23,751,000)	(7,503,476)

	37,207,870	12,973,834

Total assets	$50,595,962	$62,413,708

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$5,858,003	$1,971,307

Total current liabilities	5,858,003	1,971,307

Asset retirement obligation	724,044	125,091

Partners’ capital
General partners	41,062,570	56,272,745
Limited partners	2,951,345	4,044,565

Total partners’ capital	44,013,915	60,317,310

Total liabilities and partners’ capital	$50,595,962	$62,413,708

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended September 30, 2009 and

the nine months ended September 30, 2009

(Unaudited)

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Revenues and other income:
Oil sales	$2,121,208	$4,745,301
Gas sales	2,352,867	5,450,456
Interest income	360	6,101

Total revenues and other income	4,474,435	10,201,858

Expenses:
Lease operating expense	289,822	759,508
Production taxes	195,910	539,526
Administrative and general expense	124,172	245,732
Depreciation, depletion, and amortization	1,385,740	3,751,306
Cost ceiling write-down	-	12,496,218
Asset retirement obligation accretion	7,782	17,963

Total expenses	2,003,426	17,810,253

Net income (loss)	$2,471,009	$(7,608,395)

Allocation of net income (loss)
General partners	$2,305,316	$(7,098,216)

Limited partners	$165,693	$(510,179)

Basic and diluted net income (loss) per partner interest (14,600 interests outstanding)	$169.25	$(521.12)

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

CONDENSED STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2009

(Unaudited)

Nine Months Ended September 30, 2009
Cash flows from operating activities:
Net loss	$(7,608,395)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, and amortization	3,751,306
Cost ceiling write-down	12,496,218
Asset retirement obligation accretion	17,963
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(2,675,291)
Accounts receivable, other	20,265
Accounts payable, affiliate	3,886,696

Net cash provided by operating activities	9,888,762

Cash flows from investing activities:
Purchase and development of oil and gas properties	(29,957,324)

Net cash used in investing activities	(29,957,324)

Cash flows from financing activities:
Cash distributions to partners	(8,695,000)

Net cash used in financing activities	(8,695,000)

Net decrease in cash and cash equivalents	(28,763,562)

Cash and cash equivalents, beginning of period	38,895,551

Cash and cash equivalents, end of period	$10,131,989

Supplemental Cash Flow Information:
Non-cash changes to oil & gas properties related to asset retirement obligation liabilities	$580,990

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the nine months ended September 30, 2009

(Unaudited)

	General Partners	Limited Partners	Total

Balance at December 31, 2008	$56,272,745	$4,044,565	$60,317,310

Cash distributions	(8,111,959)	(583,041)	(8,695,000)

Net loss	(7,098,216)	(510,179)	(7,608,395)

Balance at September 30, 2009	$41,062,570	$2,951,345	$44,013,915

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position, results of operations, cash flows and partners’ capital for the periods presented. The results of operations for the interim periods are not necessarily indicative of the final results expected for the full year. We have evaluated the impact on these condensed financial statements of all subsequent events through November 16, 2009, the date the financial statements were issued.

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

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2009, approximately $6.4 million of capitalized costs were excluded from amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There was a cost ceiling write-down of $12,496,218 at March 31, 2009 but none at June 30, 2009 or September 30, 2009. There were no cost ceiling write-downs during the period from March 7, 2008 (date of inception) through September 30, 2008.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2009 and the period from March 7, 2008 (date of inception) through December 31, 2008 is as follows:

	September 30, 2009	December 31, 2008
Balance, beginning of period	$125,091	$-
Liabilities incurred	580,990	123,450
Accretion expense	17,963	1,641

Balance, end of period	$724,044	$125,091

4.	Related Party Transactions

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

In general, during any particular calendar year the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners.

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

MOC filed suit on March 9, 2009 in the U.S. District Court, Tyler Division, seeking a judicial declaration of its rights under a drilling contract with defendant Zenith Drilling Corporation. MOC contends that the contract releases it from any claim for damage to Zenith’s drilling rig from a fire that occurred on January 9, 2009 during drilling operations on the Leslie Webb No. 1893 well in which the Partnership owns an interest. Zenith filed its Answer and Counterclaim on April 2, 2009, and later amended its counterclaim disputing MOC’s interpretation of the contract, and claiming that MOC is liable to pay Zenith for damage to its drilling rig.

MOC is defending against Zenith’s claims vigorously. In October, 2009, MOC filed its Motion for Summary Judgment. Zenith’s response has not been received. Currently it remains premature to predict an outcome of the case. In any event, we believe that the eventual outcome of the case will not have a material impact on the Partnership’s operations or financial position.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Mewbourne Energy Partners 08-A, L.P. (“the Partnership”) was formed March 7, 2008. The offering of limited and general partnership interests began May 1, 2008 and concluded August 4, 2008, with total investor contributions of $73,000,000.

The Registrant owns fractional working interests in developmental oil and gas prospects, which has resulted in participation in the drilling of oil and gas wells. At September 30, 2009, the Registrant owned working interests in 114 producing wells.

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $7,530,089 at September 30, 2009.

During the nine months ended September 30, 2009, the Partnership made cash distributions to the investor partners in the amount of $8,695,000. The Partnership expects that cash distributions will continue during 2009 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

Revenues and other income for the three month period ended September 30, 2009 totaled $4,474,435, and consisted of oil and gas sales of $4,474,075 and interest income of $360.

Production volumes for the three month period ended September 30, 2009 were approximately 32,804 bbls of oil and 621,820 mcf of gas at corresponding average realized prices of $64.66 per bbl of oil and $3.78 per mcf of gas.

Expenses for the three month period ended September 30, 2009 totaled $2,003,426, consisting of lease operating expenses in the amount of $289,822, production taxes of $195,910, depreciation, depletion, and amortization of $1,385,740, administrative and general expenses of $124,172 and asset retirement obligation accretion of $7,782. This resulted in net income for the three month period ended September 30, 2009 of $2,471,009.

Revenues and other income for the nine month period ended September 30, 2009 totaled $10,201,858, and consisted of oil and gas sales of $10,195,757 and interest income of $6,101.

Production volumes for the nine month period ended September 30, 2009 were approximately 88,504 bbls of oil and 1,404,707 mcf of gas at corresponding average realized prices of $53.62 per bbl of oil and $3.88 per mcf of gas.

Expenses for the nine month period ended September 30, 2009 totaled $17,810,253, consisting of lease operating expenses in the amount of $759,508, production taxes of $539,526, depreciation, depletion, and amortization of $3,751,306, administrative and general expenses of $245,732, and asset retirement obligation accretion of $17,963. In addition, there was a cost ceiling write-down of $12,496,218 at March 31, 2009 due to lower oil and gas prices on that date. This resulted in a net loss for the nine month period ended September 30, 2009 of $7,608,395.

The Partnership’s oil and gas production should increase during the remainder of 2009 as additional wells are completed and oil and gas production is sold. Interest income should decrease in 2009 as available cash is utilized for drilling and equipping of wells.

The Partnership’s operations did not commence until the third quarter of 2008 thus operations were minimal for the quarter ending September 30, 2008. Therefore, the activities which occurred during the three month and nine month periods ended September 30, 2008 are not comparable to the same periods of the current year.

New Accounting Pronouncements

FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. In June 2009, the FASB issued guidance on the accounting standards codification and the hierarchy of generally accepted accounting principles. The accounting standards codification is intended to be the source of authoritative US GAAP and reporting standards as issued by the Financial Accounting Standards Board (“FASB”). Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Effective July 1, 2009, the Partnership will describe the authoritative guidance used within the footnotes but will cease using numerical references. The accounting standards codification does not change or alter existing US GAAP, and there is no expected impact on the Partnership’s financial position, results of operations or cash flows.

Interim Disclosures about Fair Value of Financial Instruments. In April 2009, the FASB issued a staff position requiring fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. The guidance is effective for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on the Partnership’s financial position and results of operations.

Accounting for Transfers of Financial Assets. In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. The guidance requires additional disclosures for transfers of financial assets and changes the requirements for derecognizing financial assets. The guidance is effective for fiscal years beginning after November 15, 2009. The Partnership does not anticipate any impact of the guidance on its financial position and results of operations.

Modernization of Natural Gas and Oil Reporting. In January 2009, the SEC issued revisions to the natural gas and oil reporting disclosures, “Modernization of Oil and Gas Reporting, Final Rule” (the “Final Rule”). In addition to changing the definition and disclosure requirements for natural gas and oil reserves, the Final Rule changes the requirements for determining quantities of natural gas and oil reserves. The Final Rule also changes certain accounting requirements under the full cost method of accounting for natural gas and oil activities. The amendments are designed to modernize the requirements for the determination of natural gas and oil reserves, aligning them with current practices and updating them for changes in technology. The Final Rule is effective for annual reports on Form10-K for fiscal years ending on or after December 31, 2009. The Partnership currently is assessing the impact of adoption but does not expect that it will have a material impact on the Partnership’s financial position, results of operations or cash flows.

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

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2009, a 10% change in the price received for natural gas production would have had an approximate $545,000 impact on revenue.

3.	Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.    Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2008 annual report on internal control over financial reporting, and for the quarter ended September 30, 2009, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II - Other Information

Item 1.    Legal Proceedings

MOC filed suit on March 9, 2009 in the U.S. District Court, Tyler Division, seeking a judicial declaration of its rights under a drilling contract with defendant Zenith Drilling Corporation. MOC contends that the contract releases it from any claim for damage to Zenith’s drilling rig from a fire that occurred on January 9, 2009 during drilling operations on the Leslie Webb No. 1893 well in which the Partnership owns an interest. Zenith filed its Answer and Counterclaim on April 2, 2009, and later amended its counterclaim disputing MOC’s interpretation of the contract, and claiming that MOC is liable to pay Zenith for damage to its drilling rig.

MOC is defending against Zenith’s claims vigorously. In October, 2009, MOC filed its Motion for Summary Judgment. Zenith’s response has not been received. Currently it remains premature to predict an outcome of the case. In any event, we believe that the eventual outcome of the case will not have a material impact on the Partnership’s operations or financial position.

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

Date:                 November 16, 2009

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