Form 10-Q
period 2010-03-31
MEWBOURNE ENERGY PARTNERS 08-A LP
filed 2010-05-17
CIK 1436942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

Part I - Financial Information

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

March 31, 2010 and December 31, 2009

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS

Cash and cash equivalents	$3,844,630	$4,062,662
Accounts receivable, affiliate	5,411,454	4,758,062

Total current assets	9,256,084	8,820,724

Oil and gas properties at cost, full-cost method	64,953,888	62,096,240
Less accumulated depreciation, depletion, amortization and impairment	(26,617,645)	(24,945,687)

	38,336,243	37,150,553

Total assets	$47,592,327	$45,971,277

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$1,187,657	$276,122

Total current liabilities	1,187,657	276,122

Asset retirement obligation	1,158,586	1,049,107

Partners’ capital
General partners	42,212,117	41,652,316
Limited partners	3,033,967	2,993,732

Total partners’ capital	45,246,084	44,646,048

Total liabilities and partners’ capital	$47,592,327	$45,971,277

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2010 and 2009

(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Revenues and other income:
Oil sales	$3,320,899	$864,627
Gas sales	5,304,509	1,432,187
Interest income	1,229	4,481

Total revenues and other income	8,626,637	2,301,295

Expenses:
Lease operating expense	479,309	231,851
Production taxes	457,040	136,231
Administrative and general expense	254,932	34,071
Depreciation, depletion, and amortization	1,671,958	1,196,638
Cost ceiling write-down	-	12,496,218
Asset retirement obligation accretion	13,363	4,152

Total expenses	2,876,602	14,099,161

Net income (loss)	$5,750,035	$(11,797,866)

Allocation of net income (loss)
General partners	$5,364,468	$(11,006,763)

Limited partners	$385,567	$(791,103)

Basic and diluted net income (loss) per partner interest (14,600 interests outstanding)	$393.84	$(808.07)

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2010 and 2009

(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$5,750,035	$(11,797,866)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	1,671,958	1,196,638
Cost ceiling write-down	-	12,496,218
Asset retirement obligation accretion	13,363	4,152
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(653,392)	(1,000,655)
Prepaid state taxes	-	19,995
Accounts payable, affiliate	911,535	4,821,556

Net cash provided by operating activities	7,693,499	5,740,038

Cash flows from investing activities:
Purchase and development of oil and gas properties	(2,761,532)	(21,200,697)
Prepaid well costs	-	9,943,246

Net cash used in investing activities	(2,761,532)	(11,257,451)

Cash flows from financing activities:
Cash distributions to partners	(5,149,999)	(2,280,000)

Net cash used in financing activities	(5,149,999)	(2,280,000)

Net decrease in cash and cash equivalents	(218,032)	(7,797,413)

Cash and cash equivalents, beginning of period	4,062,662	38,895,551

Cash and cash equivalents, end of period	$3,844,630	$31,098,138

Supplemental Cash Flow Information:
Non-cash changes to oil & gas properties related to asset retirement obligation liabilities	$96,116	$133,863

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the three months ended March 31, 2010

(Unaudited)

	General Partners	Limited Partners	Total

Balance at December 31, 2009	$41,652,316	$2,993,732	$44,646,048

Cash distributions	(4,804,667)	(345,332)	(5,149,999)

Net income	5,364,468	385,567	5,750,035

Balance at March 31, 2010	$42,212,117	$3,033,967	$45,246,084

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	Description of Business

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

2.	Summary of Significant Accounting Policies

Reference is hereby made to the Registrant’s Annual Report on Form 10-K for 2009, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements. These policies are also followed in preparing the quarterly report included herein.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position, results of operations, cash flows and partners’ capital for the periods presented. The results of operations for the interim periods are not necessarily indicative of the final results expected for the full year.

New Accounting Pronouncements

In February 2010, FASB issued authoritative guidance which requires additional information to be disclosed principally in respect of Level 3 fair value measurements and transfers to and from Level 1 and Level 2 measurements. In addition, enhanced disclosure is required concerning inputs and valuation techniques used to determine Level 2 and Level 3 fair value measurements. The guidance is generally effective for interim and annual reporting periods beginning after December 15, 2009; however, the requirements to disclose separately purchases, sales, issuances, and settlements in the Level 3 reconciliation are effective for fiscal years beginning after December 15, 2010 (and for interim periods within such years). Early adoption is allowed. The Partnership does not anticipate any effect from this on its financial position or results of operations.

In January 2010, FASB issued Accounting Standards Update (ASU) 2010-03, “Oil and Gas Reserve Estimation and Disclosures” to provide consistency with the new SEC rules. The ASU amends existing standards to align the reserves calculation and disclosure requirements under US GAAP with the requirements in the SEC rules. The Partnership adopted the new standards effective December 31, 2009. The new standards are applied prospectively as a change in estimate.

3.	Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At March 31, 2010 all capitalized costs were subject to amortization, while at March 31, 2009, approximately $7,000,000 of development in progress capitalized costs were excluded from amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There was no cost ceiling write-down at March 31, 2010, whereas at March 31, 2009 there was a cost ceiling write-down of $12,496,218.

In January 2009, the SEC issued revisions to the natural gas and oil reporting disclosures, “Modernization of Oil and Gas Reporting, Final Rule” (the “Final Rule”). In January 2010, the Financial Accounting Standards Board (“FASB”) updated its oil and gas estimation and disclosure requirements to align its requirements with the SEC’s modernized oil and gas reporting rules. The update amends the definition of proved reserves to use the average of first-day-of-the-month prices during the twelve months preceding the end of the reporting period, adds definitions used in estimating and disclosing proved oil and natural gas quantities and expands the disclosures required for equity-method investments. The update must be applied prospectively as a change in accounting principle that is inseparable from a change in accounting estimate and is effective for entities with annual reporting periods ending on or after December 31, 2009. The Partnership adopted the new standards effective December 31, 2009.

4.	Asset Retirement Obligations

The Partnership has recognized an estimated liability for future plugging and abandonment costs. The estimated liability is based on historical experience and estimated well life. The liability is discounted using the credit-adjusted risk-free rate. Revisions to the liability could occur due to changes in well ownership interests or well plugging and abandonment costs, or if federal or state regulators enact new well restoration requirements. The Partnership recognizes accretion expense in connection with the discounted liability over the remaining life of the well.

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the three months ended March 31, 2010 and the year ended December 31, 2009 is as follows:

	March 31, 2010	December 31, 2009
Balance, beginning of period	$1,049,107	$125,091
Liabilities incurred	96,116	896,563
Accretion expense	13,363	27,453

Balance, end of period	$1,158,586	$1,049,107

5.	Related Party Transactions

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

The Registrant owns fractional working interests in developmental oil and gas prospects, which has resulted in participation in the drilling of oil and gas wells. At March 31, 2010, the Registrant owned working interests in 157 producing wells.

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $8,068,427 at March 31, 2010.

During the three months ended March 31, 2010, the Partnership made cash distributions to the investor partners in the amount of $5,419,999 as compared to $2,280,000 for the three months ended March 31, 2009. The Partnership expects that cash distributions will continue during 2100 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended March 31, 2010 as compared to the three months ended March 31, 2009:

	Three Months Ended March 31,
	2010	2009
Oil sales	$3,320,899	$864,627

Barrels produced	44,342	23,166

Average price/bbl	$74.89	$37.32

Gas sales	$5,304,509	$1,432,187

Mcf produced	807,691	298,027

Average price/mcf	$6.57	$4.81

Oil and gas revenues. As shown in the above table, total oil and gas sales rose by $6,328,594, a 275.5% increase, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

Of this increase, $1,585,931 and $3,347,217 were due to increases in the volumes of oil and gas sold, respectively. The volumes sold increased by 21,176 bbls and 509,664 mcf for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 due to the additional number of wells in operation during the three month period ended March 31, 2010.

Also included in the increase were $870,341 and $525,105 due to increases in the average prices of oil and gas sold, respectively. Average prices rose to $74.89 from $37.32 per bbl and to $6.57 from $4.81 per mcf for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

Lease operations. Lease operating expense during the three month period ended March 31, 2010 increased to $479,309 from $231,851 due to the additional number of wells in operation during the three month period ended March 31, 2010 as compared to the three months ended March 31, 2009.

Production taxes. Production taxes during the three month period ended March 31, 2010 increased to $457,040 from $136,231 for the three month period ended March 31, 2009 due to higher oil and gas revenue.

Administrative and general expense. Administrative and general expense for the three month period ended March 31, 2010 increased to $254,932 from $34,071 for the three month period ended March 31, 2009 due to increased administrative expenses allocable to the Partnership and additional reporting and legal costs for the three months ended March 31, 2010.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended March 31, 2010 increased to $1,671,958 from $1,196,638 for the three month period ended March 31, 2009. The increase was primarily due to the additional number of producing wells.

Cost ceiling write-down. There was no cost ceiling write-down at March 31, 2010. There was a $12,496,218 cost ceiling write-down at March 31, 2009 due to lower oil and gas prices on that date.

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

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the three months ended March 31, 2010, a 10% change in the price received for natural gas production would have had an approximate $530,000 impact on revenue.

3.	Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.    Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2009 annual report on internal control over financial reporting, and for the quarter ended March 31, 2010, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II - Other Information

Item 1.    Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

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

Date:                 May 17, 2010

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