Form 10-Q
period 2010-06-30
MEWBOURNE ENERGY PARTNERS 08-A LP
filed 2010-08-16
CIK 1436942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 2010

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

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

Part I - Financial Information

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

June 30, 2010 and December 31, 2009

	June 30, 2010	December 31, 2009
	(Unaudited)

ASSETS

Cash and cash equivalents	$2,133,343	$4,062,662
Accounts receivable, affiliate	3,840,980	4,758,062

Total current assets	5,974,323	8,820,724

Oil and gas properties at cost, full-cost method	67,337,444	62,096,240
Less accumulated depreciation, depletion, amortization and impairment	(28,094,943)	(24,945,687)

	39,242,501	37,150,553

Total assets	$45,216,824	$45,971,277

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$1,216,002	$276,122

Total current liabilities	1,216,002	276,122

Asset retirement obligation	1,201,556	1,049,107

Partners’ capital
General partners	39,929,370	41,652,316
Limited partners	2,869,896	2,993,732

Total partners’ capital	42,799,266	44,646,048

Total liabilities and partners’ capital	$45,216,824	$45,971,277

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended June 30, 2010 and 2009 and

the six months ended June 30, 2010 and 2009

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues and other income:
Oil sales	$2,366,944	$1,759,466	$5,687,843	$2,624,093
Gas sales	3,512,310	1,665,402	8,816,819	3,097,589
Interest income	989	1,260	2,218	5,741

Total revenues and other income	5,880,243	3,426,128	14,506,880	5,727,423

Expenses:
Lease operating expense	432,838	237,835	912,147	469,686
Production taxes	295,292	207,385	752,332	343,616
Administrative and general expense	333,066	87,489	587,998	121,560
Depreciation, depletion, and amortization	1,477,298	1,168,928	3,149,256	2,365,566
Cost ceiling write-down	-	-	-	12,496,218
Asset retirement obligation accretion	13,567	6,029	26,930	10,181

Total expenses	2,552,061	1,707,666	5,428,663	15,806,827

Net income (loss)	$3,328,182	$1,718,462	$9,078,217	$(10,079,404)

Allocation of net income (loss)
General partners	$3,105,011	$1,603,231	$8,469,479	$(9,403,532)

Limited partners	$223,171	$115,231	$608,738	$(675,872)

Basic and diluted net income (loss) per partner interest (14,600 interests outstanding)	$227.96	$117.70	$621.80	$(690.37)

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2010 and 2009

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$9,078,217	$(10,079,404)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	3,149,256	2,365,566
Cost ceiling write-down	-	12,496,218
Asset retirement obligation accretion	26,930	10,181
Changes in operating assets and liabilities:
Accounts receivable, affiliate	917,082	(1,763,725)
Prepaid state taxes	-	19,879
Accounts payable, affiliate	939,880	1,888,389

Net cash provided by operating activities	14,111,365	4,937,104

Cash flows from investing activities:
Purchase and development of oil and gas properties	(5,115,685)	(18,070,989)

Net cash used in investing activities	(5,115,685)	(18,070,989)

Cash flows from financing activities:
Cash distributions to partners	(10,924,999)	(5,280,000)

Net cash used in financing activities	(10,924,999)	(5,280,000)

Net decrease in cash and cash equivalents	(1,929,319)	(18,413,885)

Cash and cash equivalents, beginning of period	4,062,662	38,895,551

Cash and cash equivalents, end of period	$2,133,343	$20,481,666

Supplemental Cash Flow Information:
Non-cash changes to oil & gas properties related to asset retirement obligation liabilities	$125,519	$333,422

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the six months ended June 30, 2010

(Unaudited)

	General Partners	Limited Partners	Total
Balance at December 31, 2009	$41,652,316	$2,993,732	$44,646,048

Cash distributions	(10,192,425)	(732,574)	(10,924,999)

Net income	8,469,479	608,738	9,078,217

Balance at June 30, 2010	$39,929,370	$2,869,896	$42,799,266

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

2.	Summary of Significant Accounting Policies

Reference is hereby made to the Registrant’s Annual Report on Form 10-K, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements. These policies are also followed in preparing the quarterly report included herein.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position, results of operations, cash flows and partners’ capital for the periods presented. The results of operations for the interim periods are not necessarily indicative of the final results expected for the full year.

New Accounting Pronouncements

On April 20, 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-14, “Accounting for Extractive Activities - Oil and Gas: Amendments to Paragraph 932-10-S99-1” to make the definitions in Accounting Standards Codification (ASC) 932-10-S99-1 consistent with those in the SEC Final Rule, Modernization of Oil and Gas Accounting”. The Partnership adopted the new standards effective December 31, 2009. This update had no effect on the Partnership’s financial position, results of operations or cash flows.

3.	Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2010, no capitalized costs were excluded from amortization while at June 30, 2009, approximately $2.9 million of capitalized costs were excluded from amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were no cost ceiling write-downs during the six months ended June 30, 2010. There was a cost ceiling write-down of $12,496,218 at March 31, 2009 but none at June 30, 2009.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2010 and the year ended December 31, 2009 is as follows:

	June 30, 2010	December 31, 2009
Balance, beginning of period	$1,049,107	$125,091
Liabilities incurred	125,519	896,563
Accretion expense	26,930	27,453

Balance, end of period	$1,201,556	$1,049,107

5.	Related Party Transactions

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

The Registrant owns fractional working interests in developmental oil and gas prospects, which has resulted in participation in the drilling of oil and gas wells. At June 30, 2010, the Registrant owned working interests in 157 producing wells.

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $4,758,321 at June 30, 2010.

During the six months ended June 30, 2010, the Partnership made cash distributions to the investor partners in the amount of $10,924,999 as compared to $5,280,000 for the six months ended June 30, 2009. The Partnership expects that cash distributions will continue during 2010 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended June 30, 2010 as compared to the three months ended June 30, 2009:

	Three Months Ended June 30,
	2010	2009
Oil sales	$2,366,944	$1,759,466
Barrels produced	31,923	32,534
Average price/bbl	$74.15	$54.08

Gas sales	$3,512,310	$1,665,402
Mcf produced	713,185	484,860
Average price/mcf	$4.92	$3.43

Oil and gas revenues. As shown in the above table, total oil and gas sales rose by $2,454,386, a 71.7% increase, for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.

Of this increase, $652,781 and $722,448 were due to increases in the average prices of oil and gas sold, respectively. Average prices rose to $74.15 from $54.08 per bbl and to $4.92 from $3.43 per mcf for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. In addition, $1,124,460 was due to an increase in the volume of gas sold by 228,325 mcf. The increase in volume of gas sold was primarily due to an increase in the number of wells.

Those increases were partially offset by a decrease in revenue of $45,303 due to a decrease in the volume of oil sold. The volume sold decreased by 611 bbls for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.

Lease operations. Lease operating expense during the three month period ended June 30, 2010 increased to $432,838 from $237,835 due to the additional number of wells in operation during the three month period ended June 30, 2010 as compared to the three months ended June 30, 2009.

Production taxes. Production taxes during the three month period ended June 30, 2010 increased to $295,292 from $207,385 for the three month period ended June 30, 2009 due to higher revenue.

Administrative and general expense. Administrative and general expense for the three month period ended June 30, 2010 increased to $333,066 from $87,489 for the three month period ended June 30, 2009. The overall increase was due to increased administrative expenses allocable to the Partnership for the three month period ended June 30, 2010 and higher general expenses for reporting costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended June 30, 2010 increased to $1,477,298 from $1,168,928 for the three month period ended June 30, 2009 due to the additional number of wells.

Results of Operations

For the six months ended June 30, 2010 as compared to the six months ended June 30, 2009:

	Six Ended June 30,
	2010	2009
Oil sales	$5,687,843	$2,624,093
Barrels produced	76,265	55,700
Average price/bbl	$74.58	$47.11

Gas sales	$8,816,819	$3,097,589
Mcf produced	1,520,876	782,887
Average price/mcf	$5.80	$3.96

Oil and gas revenues. As shown in the above table, total oil and gas sales rose by $8,782,980, a 153.5% increase, for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

Of this increase, $1,533,738 and $4,278,268 were due to increases in the volumes of oil and gas sold. The volumes sold increased by 20,565 bbls and 737,989 mcf for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 due to an increase in the number of wells.

Also included in this increase were $1,530,012 and $1,440,962 due to increases in the average prices of oil and gas sold, respectively. Average prices rose to $74.58 from $47.11 per bbl and to $5.80 from $3.96 per mcf for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

Lease operations. Lease operating expense during the six month period ended June 30, 2010 increased to $912,147 from $469,686 due to the additional number of wells in operation during the six month period ended June 30, 2010 as compared to the six months ended June 30, 2009.

Production taxes. Production taxes during the six month period ended June 30, 2010 increased to $752,332 from $343,616 for the six month period ended June 30, 2009 due to higher revenue.

Administrative and general expense. Administrative and general expense for the six month period ended June 30, 2010 increased to $587,998 from $121,560 for the six month period ended June 30, 2009. The overall increase was due to increased administrative expenses allocable to the Partnership for the six month period ended June 30, 2010 and higher general expenses for reporting costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the six month period ended June 30, 2010 increased to $3,149,256 from $2,365,566 for the six month period ended June 30, 2009 due to the additional number of wells.

Cost ceiling write-down. There were no cost ceiling write-downs during the six months ended June 30, 2010. There was a cost ceiling write-down of $12,496,218 at March 31, 2009 but none at June 30, 2009. The write-down was the result of lower oil and gas prices on that date.

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

2.     Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2009, a 10% change in the price received for natural gas production would have had an approximate $882,000 impact on revenue.

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

Mewbourne Energy Partners 08-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date:	August 16, 2010

By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.