Form 10-Q
period 2010-09-30
MEWBOURNE ENERGY PARTNERS 08-A LP
filed 2010-11-15
CIK 1436942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 2010

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

Yes [  ]  No [X]

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

INDEX

Part 1 - Financial Information	Page No.

Item 1. Financial Statements

Condensed Balance Sheets - September 30, 2010 (Unaudited) and December 31, 2009	3

Condensed Statements of Operations (Unaudited) - For the three months ended September 30, 2010 and 2009 and the nine months ended September 30, 2010 and 2009	4

Condensed Statements of Cash Flows (Unaudited) - For the nine months ended September 30, 2010 and 2009	5

Condensed Statement of Changes In Partners’ Capital (Unaudited) - For the nine months ended September 30, 2010	6

Notes to Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Disclosure Controls and Procedures	12

Part II - Other Information

Item 1. Legal Proceedings	13

Item 6. Exhibits and Reports on Form 8-K	13

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

Part I - Financial Information

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

September 30, 2010 and December 31, 2009

	September 30, 2010	December 31, 2009
	(Unaudited)

ASSETS

Cash and cash equivalents	$338,750	$4,062,662
Accounts receivable, affiliate	3,476,710	4,758,062

Total current assets	3,815,460	8,820,724

Oil and gas properties at cost, full-cost method	68,950,358	62,096,240
Less accumulated depreciation, depletion, amortization and impairment	(29,303,770)	(24,945,687)

	39,646,588	37,150,553

Total assets	$43,462,048	$45,971,277

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$805,559	$276,122

Total current liabilities	805,559	276,122

Asset retirement obligation	1,226,359	1,049,107

Partners’ capital
General partners	-	41,652,316
Limited partners	41,430,130	2,993,732

Total partners’ capital	41,430,130	44,646,048

Total liabilities and partners’ capital	$43,462,048	$45,971,277

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended September 30, 2010 and 2009 and

the nine months ended September 30, 2010 and 2009

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues and other income:
Oil sales	$2,158,964	$2,121,208	$7,846,807	$4,745,301
Gas sales	3,151,064	2,352,867	11,967,883	5,450,456
Interest income	-	360	2,218	6,101

Total revenues and other income	5,310,028	4,474,435	19,816,908	10,201,858

Expenses:
Lease operating expense	364,068	289,822	1,276,215	759,508
Production taxes	226,244	195,910	978,576	539,526
Administrative and general expense	216,621	124,172	804,619	245,732
Depreciation, depletion, and amortization	1,208,827	1,385,740	4,358,083	3,751,306
Cost ceiling write-down	-	-	-	12,496,218
Asset retirement obligation accretion	13,404	7,782	40,334	17,963

Total expenses	2,029,164	2,003,426	7,457,827	17,810,253

Net income (loss)	$3,280,864	$2,471,009	$12,359,081	$(7,608,395)

Allocation of net income (loss)
General partners	$-	$2,305,316	$8,469,479	$(7,098,216)

Limited partners	$3,280,864	$165,693	$3,889,602	$(510,179)

Basic and diluted net income (loss) per partner interest (14,600 interests outstanding)	$224.72	$169.25	$846.51	$(521.12)

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2010 and 2009

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$12,359,081	$(7,608,395)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	4,358,083	3,751,306
Cost ceiling write-down	-	12,496,218
Asset retirement obligation accretion	40,334	17,963
Changes in operating assets and liabilities:
Accounts receivable, affiliate	1,281,352	(2,675,291)
Prepaid state taxes	-	20,265
Accounts payable, affiliate	529,437	3,886,696

Net cash provided by operating activities	18,568,287	9,888,762

Cash flows from investing activities:
Purchase and development of oil and gas properties	(6,717,200)	(29,957,324)

Net cash used in investing activities	(6,717,200)	(29,957,324)

Cash flows from financing activities:
Cash distributions to partners	(15,574,999)	(8,695,000)

Net cash used in financing activities	(15,574,999)	(8,695,000)

Net decrease in cash and cash equivalents	(3,723,912)	(28,763,562)

Cash and cash equivalents, beginning of period	4,062,662	38,895,551

Cash and cash equivalents, end of period	$338,750	$10,131,989

Supplemental Cash Flow Information:
Non-cash changes to oil & gas properties related to asset retirement obligation liabilities	$136,918	$580,990

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the nine months ended September 30, 2010

(Unaudited)

	General Partners	Limited Partners	Total
Balance at December 31, 2009	$41,652,316	$2,993,732	$44,646,048

Cash distributions	(10,192,425)	(5,382,574)	(15,574,999)

Conversion of general partner interests to limited partner interests	(39,929,370)	39,929,370	-

Net income	8,469,479	3,889,602	12,359,081

Balance at September 30, 2010	$-	$41,430,130	$41,430,130

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	Description of Business

Mewbourne Energy Partners 08-A, L.P., (the “Registrant” or the “Partnership”), a Delaware limited partnership engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico, was organized on March 7, 2008. The offering of limited and general partner interests began May 1, 2008 as a part of a private placement pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder, and concluded August 4, 2008, with total investor contributions of $73,000,000 originally being sold to accredited investors of which $68,105,000 were sold to accredited investors as general partner interests and $4,895,000 were sold to accredited investors as limited partner interests. On August 12, 2010, all general partner equity interests were converted to limited partner equity interests and accordingly all partnership interests have been reflected in the accompanying financial statements as limited partner interests at September 30, 2010. In accordance with the laws of the State of Delaware, Mewbourne Development Corporation (“MD”), a Delaware Corporation, has been appointed as the Partnership’s managing general partner. MD has no significant equity interest in the Partnership.

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

3.	Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2010, no capitalized costs were excluded from amortization while at September 30, 2009, approximately $6.4 million of capitalized costs were excluded from amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were no cost ceiling write-downs during the nine months ended September 30, 2010. There was a cost ceiling write-down of $12,496,218 at March 31, 2009 but none at June 30, 2009 nor at September 30, 2009.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2010 and the year ended December 31, 2009 is as follows:

	September 30, 2010	December 31, 2009
Balance, beginning of period	$1,049,107	$125,091
Liabilities incurred	136,918	896,563
Accretion expense	40,334	27,453

Balance, end of period	$1,226,359	$1,049,107

5.	Related Party Transactions

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Mewbourne Energy Partners 08-A, L.P. (“the Partnership”) was formed March 7, 2008. The offering of limited and general partnership interests began May 1, 2008 and concluded August 4, 2008, with total investor contributions of $73,000,000. On August 12, 2010, all general partner equity interests were converted to limited partner equity interests and accordingly all partnership interests have been reflected in the accompanying financial statements as limited partner interests at September 30, 2010.

The Registrant owns fractional working interests in developmental oil and gas prospects, which has resulted in participation in the drilling of oil and gas wells. At September 30, 2010, the Registrant owned working interests in 160 producing wells.

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $3,009,901 at September 30, 2010.

During the nine months ended September 30, 2010, the Partnership made cash distributions to the investor partners in the amount of $15,574,999 as compared to $8,695,000 for the nine months ended September 30, 2009. The Partnership expects that cash distributions will continue during 2010 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended September 30, 2010 as compared to the three months ended September 30, 2009:

	Three Months Ended September 30,
	2010	2009
Oil sales	$2,158,964	$2,121,208
Barrels produced	30,122	32,804
Average price/bbl	$71.67	$64.66

Gas sales	$3,151,064	$2,352,867
Mcf produced	540,977	621,820
Average price/mcf	$5.82	$3.78

Oil and gas revenues. As shown in the above table, total oil and gas sales rose by $835,953, an 18.7% increase, for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.

Of this increase, $229,986 and $1,269,088 were due to increases in the average prices of oil and gas sold, respectively. Average prices rose to $71.67 from $64.66 per bbl and to $5.82 from $3.78 per mcf for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.

Those increases were partially offset by decreases in revenue of $192,230 and $470,891 due to decreases in the volume of oil sold and gas sold, respectively. The volumes sold decreased by 2,682 bbls of oil and 80,843 mcf of gas for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.

Lease operations. Lease operating expense during the three month period ended September 30, 2010 increased to $364,068 from $289,822 due to the additional number of wells in operation during the three month period ended September 30, 2010 as compared to the three months ended September 30, 2009

Production taxes. Production taxes during the three month period ended September 30, 2010 increased to $226,244 from $195,910 for the three month period ended September 30, 2009 due to greater revenue.

Administrative and general expense. Administrative and general expense for the three month period ended September 30, 2010 increased to $216,621 from $124,172 for the three month period ended September 30, 2009. The overall increase was due to increased administrative expenses allocable to the Partnership for the three month period ended September 30, 2010 and higher general expenses for reporting costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended September 30, 2010 decreased to $1,208,827 from $1,385,740 for the three month period ended September 30, 2009 due to the decreased production volumes for the three month period ended September 30, 2010.

Results of Operations

For the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009:

	Nine Months Ended September 30,
	2010	2009
Oil sales	$7,846,807	$4,745,301
Barrels produced	106,387	88,504
Average price/bbl	$73.76	$53.62

Gas sales	$11,967,883	$5,450,456
Mcf produced	2,061,853	1,404,707
Average price/mcf	$5.80	$3.88

Oil and gas revenues. As shown in the above table, total oil and gas sales rose by $9,618,933, a 94.3% increase, for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.

Of this increase, $1,319,000 and $3,814,358 were due to increases in the volumes of oil and gas sold, respectively. The volumes sold increased by 17,883 bbls and 657,146 mcf for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 due to an increase in the number of wells.

Also included in this increase were $1,782,506 and $2,703,069 due to increases in the average prices of oil and gas sold, respectively. Average prices rose to $73.76 from $53.62 per bbl and to $5.80 from $3.88 per mcf for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.

Lease operations. Lease operating expense during the nine month period ended September 30, 2010 increased to $1,276,215 from $759,508 due to the additional number of wells in operation during the nine month period ended September 30, 2010 as compared to the nine months ended September 30, 2009.

Production taxes. Production taxes during the nine month period ended September 30, 2010 increased to $978,576 from $539,526 for the nine month period ended September 30, 2009 due to greater revenue.

Administrative and general expense. Administrative and general expense for the nine month period ended September 30, 2010 increased to $804,619 from $245,732 for the nine month period ended September 30, 2009. The overall increase was due to increased administrative expenses allocable to the Partnership for the nine month period ended September 30, 2010 and higher general expenses for reporting costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the nine month period ended September 30, 2010 increased to $4,358,083 from $3,751,306 for the nine month period ended September 30, 2009 due to the additional number of wells.

Cost ceiling write-down. There were no cost ceiling write-downs during the nine months ended September 30, 2010. There was a cost ceiling write-down of $12,496,218 at March 31, 2009 but none at June 30, 2009 nor at September 30, 2009. The write-down was the result of lower oil and gas prices on that date.

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

2.     Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2009, a 10% change in the price received for natural gas production would have had an approximate $1,197,000 impact on revenue.

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

Mewbourne Energy Partners 08-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date:	November 15, 2010

By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.