Form 10-Q
period 2011-03-31
MEWBOURNE ENERGY PARTNERS 08-A LP
filed 2011-05-16
CIK 1436942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2011

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

Yes [  ]  No [X]

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

Part I - Financial Information

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

March 31, 2011 and December 31, 2010

	March 31, 2011	December 31, 2010
	(Unaudited)

ASSETS

Cash and cash equivalents	$103,939	$11,647
Accounts receivable, affiliate	2,553,128	2,929,344

Total current assets	2,657,067	2,940,991

Oil and gas properties at cost, full-cost method	69,374,844	69,203,880
Less accumulated depreciation, depletion and amortization	(31,186,370)	(30,304,031)

	38,188,474	38,899,849

Total assets	$40,845,541	$41,840,840

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$367,569	$324,411

Total current liabilities	367,569	324,411

Asset retirement obligation	1,246,165	1,239,155

Partners’ capital	39,231,807	40,277,274

Total liabilities and partners’ capital	$40,845,541	$41,840,840

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2011 and 2010

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues and other income:
Oil sales	$1,898,354	$3,320,899
Gas sales	2,169,525	5,304,509
Interest income	1,888	1,229

Total revenues and other income	4,069,767	8,626,637

Expenses:
Lease operating expense	404,540	479,309
Production taxes	223,963	457,040
Administrative and general expense	165,325	254,932
Depreciation, depletion, and amortization	882,339	1,671,958
Asset retirement obligation accretion	14,067	13,363

Total expenses	1,690,234	2,876,602

Net income	$2,379,533	$5,750,035

Allocation of net income
General partners	$-	$5,364,468

Limited partners	$2,379,533	$385,567

Basic and diluted net income per partner interest (14,600 interests outstanding)	$162.98	$393.84

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2011 and 2010

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$2,379,533	$5,750,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	882,339	1,671,958
Asset retirement obligation accretion	14,067	13,363
Changes in operating assets and liabilities:
Accounts receivable, affiliate	376,216	(653,392)
Accounts payable, affiliate	43,158	911,535

Net cash provided by operating activities	3,695,313	7,693,499

Cash flows from investing activities:
Purchase and development of oil and gas properties	(178,021)	(2,761,532)

Net cash used in investing activities	(178,021)	(2,761,532)

Cash flows from financing activities:
Cash distributions to partners	(3,425,000)	(5,149,999)

Net cash used in financing activities	(3,425,000)	(5,149,999)

Net increase (decrease) in cash and cash equivalents	92,292	(218,032)

Cash and cash equivalents, beginning of period	11,647	4,062,662

Cash and cash equivalents, end of period	$103,939	$3,844,630

Supplemental Cash Flow Information:
Non-cash changes to oil & gas properties related to asset retirement obligation liabilities	$(7,057)	$96,116

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the three months ended March 31, 2011

(Unaudited)

Total
Balance at December 31, 2010	$40,277,274

Cash distributions	(3,425,000)

Net income	2,379,533

Balance at March 31, 2011	$39,231,807

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	Description of Business

Mewbourne Energy Partners 08-A, L.P., (the “Registrant” or the “Partnership”), a Delaware limited partnership engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico, was organized on March 7, 2008. The offering of limited and general partner interests began May 1, 2008 as a part of a private placement pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder, and concluded August 4, 2008, with total investor contributions of $73,000,000 originally being sold to accredited investors of which $68,105,000 were sold to accredited investors as general partner interests and $4,895,000 were sold to accredited investors as limited partner interests. During 2010, all general partner equity interests were converted to limited partner equity interests. In accordance with the laws of the State of Delaware, Mewbourne Development Corporation (“MD”), a Delaware Corporation, has been appointed as the Partnership’s managing general partner. MD has no significant equity interest in the Partnership.

2.	Summary of Significant Accounting Policies

Reference is hereby made to the Registrant’s Annual Report on Form 10-K for 2010, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements. These policies are also followed in preparing the quarterly report included herein.

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

3.	Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At March 31, 2011 and 2010, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There was no cost ceiling write-down at March 31, 2011.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the three months ended March 31, 2011 and the year ended December 31, 2010 is as follows:

	March 31, 2011	December 31, 2010
Balance, beginning of period	$1,239,155	$1,049,107
Liabilities incurred	-	136,918
Liabilities reduced due to revisions	(7,057)	(628)
Accretion expense	14,067	53,758

Balance, end of period	$1,246,165	$1,239,155

5.	Related Party Transactions

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

The Partnership participates in oil and gas activities through the Program. The Partnership and MD are the parties to the Program, and the costs and revenues are allocated between them as follows:

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Mewbourne Energy Partners 08-A, L.P. (“the Partnership”) was formed March 7, 2008. The offering of limited and general partnership interests began May 1, 2008 and concluded August 4, 2008, with total investor contributions of $73,000,000. During 2010, all general partner equity interests were converted to limited partner equity interests.

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $2,289,498 at March 31, 2011.

During the three months ended March 31, 2011, the Partnership made cash distributions to the investor partners in the amount of $3,425,000 as compared to $5,419,999 for the three months ended March 31, 2010. The Partnership expects that cash distributions will continue during 2011 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended March 31, 2011 as compared to the three months ended March 31, 2010:

	Three Months Ended March 31,
	2011	2010
Oil sales	$1,898,354	$3,320,899
Barrels produced	21,136	44,342
Average price/bbl	$89.82	$74.89

Gas sales	$2,169,525	$5,304,509
Mcf produced	373,424	807,691
Average price/mcf	$5.81	$6.57

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $4,557,529, a 52.8% decrease, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

Of this decrease, $2,084,273 and $2,523,012 were due to decreases in the volumes of oil and gas sold, respectively. The volumes sold decreased by 23,206 bbls and 434,267 mcf for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The decreases in volumes of oil and gas sold were primarily due to normal declines in production, which in some wells were substantial.

Also included in the decrease was $611,972 due to a decrease in the average price of gas sold. The average price fell to $5.81 from $6.57 per mcf for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

Those decreases were partially offset by an increase in revenue of $661,728 due to an increase in the average price of oil sold to $89.82 from $74.89 per bbl for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010

Lease operations. Lease operating expense during the three month period ended March 31, 2011 decreased to $404,540 from $479,309 due to fewer well repairs and workovers in the three month period ended March 31, 2011.

Production taxes. Production taxes during the three month period ended March 31, 2011 decreased to $223,963 from $457,040 for the three month period ended March 31, 2010 due to lower oil and gas revenue.

Administrative and general expense. Administrative and general expense for the three month period ended March 31, 2011 decreased to $165,325 from $254,932 for the three month period ended March 31, 2010 due to decreased administrative expenses allocable to the Partnership and lower general expenses for reporting costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended March 31, 2011 decreased to $882,339 from $1,671,958 for the three month period ended March 31, 2010 due to the decreased production volumes for the three month period ended March 31, 2011.

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

2.     Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the three months ended March 31, 2011, a 10% change in the price received for natural gas production would have had an approximate $217,000 impact on revenue.

3.     Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.     Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2010 annual report on internal control over financial reporting, and for the quarter ended March 31, 2011, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

Mewbourne Energy Partners 08-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date:	May 16, 2011

By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.