Form 10-Q
period 2011-09-30
MEWBOURNE ENERGY PARTNERS 08-A LP
filed 2011-11-14
CIK 1436942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Not Applicable _

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

    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

INDEX

		Page No.

Part 1 - Financial Information

Item 1.	Financial Statements

	Condensed Balance Sheets - September 30, 2011 (Unaudited) and December 31, 2010	3

	Condensed Statements of Operations (Unaudited) - For the three months ended September 30, 2011 and 2010 and the nine months ended September 30, 2011 and 2010	4

	Condensed Statements of Cash Flows (Unaudited) - For the nine months ended September 30, 2011 and 2010	5

	Condensed Statement of Changes In Partners' Capital (Unaudited) - For the nine months ended September 30, 2011	6

	Notes to Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	12

Item 4.	Disclosure Controls and Procedures	12

Part II - Other Information

Item 1.	Legal Proceedings	13

Item 6.	Exhibits and Reports on Form 8-K	13

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

Part I - Financial Information

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

September 30, 2011 and December 31, 2010

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Cash and cash equivalents	$66,500	$11,647
Accounts receivable, affiliate	2,382,614	2,929,344
Prepaid state taxes	34,350	—

Total current assets	2,483,464	2,940,991

Oil and gas properties at cost, full-cost method	69,601,871	69,203,880
Less accumulated depreciation, depletion and amortization	(32,994,086)	(30,304,031)

Net oil and gas properties at cost, full-cost method	36,607,785	38,899,849

Total assets	$39,091,249	$41,840,840

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable, affiliate	$326,768	$324,411

Total current liabilities	326,768	324,411

Asset retirement obligation	1,271,535	1,239,155
Partners' capital	37,492,946	40,277,274

Total liabilities and partners’ capital	$39,091,249	$41,840,840

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended September 30, 2011 and 2010 and

the nine months ended September 30, 2011 and 2010

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues and other income:
Oil sales	$1,506,432	$2,158,964	$5,502,329	$7,846,807
Gas sales	2,071,667	3,151,064	6,700,068	11,967,883
Interest income	—	—	1,888	2,218

Total revenues and other income	3,578,099	5,310,028	12,204,285	19,816,908

Expenses:
Lease operating expense	332,570	364,068	1,045,036	1,276,215
Production taxes	205,632	226,244	693,451	978,576
Administrative and general expense	141,024	216,621	467,372	804,619
Depreciation, depletion, and amortization	842,752	1,208,827	2,690,055	4,358,083
Asset retirement obligation accretion	14,003	13,404	42,093	40,334

Total expenses	1,535,981	2,029,164	4,938,007	7,457,827

Net income	$2,042,118	$3,280,864	$7,266,278	$12,359,081

Allocation of net income
General partners	$—	$—	$—	$8,469,479

Limited partners	$2,042,118	$3,280,864	$7,266,278	$3,889,602

Basic and diluted net income per partner interest
(14,600 interests outstanding)	$139.87	$224.72	$497.69	$846.51

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2011 and 2010

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$7,266,278	$12,359,081
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	2,690,055	4,358,083
Asset retirement obligation accretion	42,093	40,334
Changes in operating assets and liabilities:
Accounts receivable, affiliate	546,730	1,281,352
Prepaid state taxes	(34,350)	—
Accounts payable, affiliate	2,357	529,437

Net cash provided by operating activities	10,513,163	18,568,287

Cash flows from investing activities:
Purchase and development of oil and gas properties	(407,704)	(6,717,200)

Net cash used in investing activities	(407,704)	(6,717,200)

Cash flows from financing activities:
Cash distributions to partners	(10,050,606)	(15,574,999)

Net cash used in financing activities	(10,050,606)	(15,574,999)

Net increase (decrease) in cash and cash equivalents	54,853	(3,723,912)

Cash and cash equivalents, beginning of period	11,647	4,062,662

Cash and cash equivalents, end of period	$66,500	$338,750

Supplemental Cash Flow Information:
Non-cash changes to oil & gas properties related to asset retirement obligation liabilities	$(9,713)	$136,918

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the nine months ended September 30, 2011

(Unaudited)

Total
Balance at December 31, 2010	$40,277,274

Cash distributions	(10,050,606)

Net income	7,266,278

Balance at September 30, 2011	$37,492,946

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

3. Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2011 and 2010, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were no cost ceiling write-downs for the three or nine months ended September 30, 2011 or 2010.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2011 and the year ended December 31, 2010 is as follows:

	September 30, 2011	December 31, 2010
Balance, beginning of period	$1,239,155	$1,049,107
Liabilities incurred	—	136,918
Liabilities reduced due to revisions	(9,713)	(628)
Accretion expense	42,093	53,758

Balance, end of period	$1,271,535	$1,239,155

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $2,156,696 at September 30, 2011.

During the nine months ended September 30, 2011, the Partnership made cash distributions to the investor partners in the amount of $10,050,606 as compared to $15,574,999 for the nine months ended September 30, 2010. The Partnership expects that cash distributions will continue during 2011 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended September 30, 2011 as compared to the three months ended September 30, 2010:

	Three Months Ended September 30,
	2011	2010
Oil sales	$1,506,432	$2,158,964
Barrels produced	17,498	30,122
Average price/bbl	$86.09	$71.67

Gas sales	$2,071,667	$3,151,064
Mcf produced	337,535	540,977
Average price/mcf	$6.14	$5.82

Oil and gas revenues.    As shown in the above table, total oil and gas sales decreased by $1,731,929, a 32.6 % decline, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

Of this decline, $1,086,821 and $1,248,653 were due to decreases in the volumes of oil and gas sold, respectively. The volumes sold decreased by 12,624 barrels (bbls) and 203,442 thousand cubic feet (mcf) for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. The decreases in volumes of oil and gas sold were primarily due to normal declines in production, which in some wells were substantial.

Those decreases were partially offset by increases of $434,289 and $169,256 due to increases in the average prices of oil and gas sold, respectively. Average prices rose to $86.09 from $71.67 per bbl and to $6.14 from $5.82 per mcf for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

Lease operations.    Lease operating expense during the three month period ended September 30, 2011 decreased to $332,570 from $364,068 for the three month period ended September 30, 2010 due to fewer well repairs and workovers in the three month period ended September 30, 2011.

Production taxes.    Production taxes during the three month period ended September 30, 2011 decreased to $205,632 from $226,244 for the three month period ended September 30, 2010 due to lower overall oil and gas revenue.

Administrative and general expense.    Administrative and general expense for the three month period ended September 30, 2011 decreased to $141,024 from $216,621 for the three month period ended September 30, 2010 due to decreased administrative expenses allocable to the Partnership and lower general expenses for reporting costs.

Depreciation, depletion and amortization.    Depreciation, depletion and amortization for the three month period ended September 30, 2011 decreased to $842,752 from $1,208,827 for the three month period ended September 30, 2010 due to the decreased production volumes for the three month period ended September 30, 2011.

Results of Operations

For the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010

	Nine Months Ended September 30,
	2011	2010
Oil sales	$5,502,329	$7,846,807
Barrels produced	60,266	106,387
Average price/bbl	$91.30	$73.76

Gas sales	$6,700,068	$11,967,883
Mcf produced	1,087,199	2,061,853
Average price/mcf	$6.16	$5.80

Oil and gas revenues.    As shown in the above table, total oil and gas sales decreased by $7,612,293, a 38.4 % decline, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

Of this decline, $4,210,880 and $6,006,488 were due to decreases in the volumes of oil and gas sold, respectively. The volumes sold decreased by 46,121 bbls and 974,654 mcf for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. The decreases in volumes of oil and gas sold were primarily due to normal declines in production, which in some wells were substantial.

Those declines were partially offset by increases of $1,866,402 and $738,673 due to increases in the average prices of oil and gas sold, respectively. Average prices rose to $91.30 from $73.76 per bbl and to $6.16 from $5.80 per mcf for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

Lease operations.    Lease operating expense during the nine month period ended September 30, 2011 decreased to $1,045,036 from $1,276,215 for the nine months ended September 30, 2010 due to fewer well repairs and workovers in the nine month period ended September 30, 2011.

Production taxes.    Production taxes during the nine month period ended September 30, 2011 decreased to $693,451 from $978,576 for the nine month period ended September 30, 2010 due to lower overall oil and gas revenue.

Administrative and general expense.    Administrative and general expense for the nine month period ended September 30, 2011 decreased to $467,372 from $804,619 for the nine month period ended September 30, 2010 due to decreased administrative expenses allocable to the Partnership and lower general expenses for reporting costs.

Depreciation, depletion and amortization.    Depreciation, depletion and amortization for the nine month period ended September 30, 2011 decreased to $2,690,055 from $4,358,083 for the nine month period ended September 30, 2010 due to the decreased production volumes for the nine month period ended September 30, 2011.

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

2. Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2011, a 10% change in the price received for oil and gas production would have had an approximate $1,220,000 impact on revenue.

3. Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4. Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2010 annual report on internal control over financial reporting, and for the quarter ended September 30, 2011, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 08-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date: November 14, 2011

By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.