Form 10-Q
period 2012-03-31
MEWBOURNE ENERGY PARTNERS 08-A LP
filed 2012-05-15
CIK 1436942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File No. 000-53648

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

Delaware	26-2055065
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3901 South Broadway, Tyler, Texas	75701
(Address of principal executive offices)	( Zip code)

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

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

Part I – Financial Information

Item  1. Financial Statements

CONDENSED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash	$95,695	$2,715
Accounts receivable, affiliate	1,900,352	2,209,623
Prepaid state taxes	198,681	68,807

Total current assets	2,194,728	2,281,145

Oil and gas properties at cost, full-cost method	69,768,277	69,712,121
Less accumulated depreciation, depletion, amortization and impairment	(34,498,568)	(33,747,079)

	35,269,709	35,965,042

Total assets	$37,464,437	$38,246,187

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable, affiliate	$455,685	$532,649
Total current liabilities	455,685	532,649

Asset retirement obligation	1,298,683	1,284,209
Partners’ capital	35,710,069	36,429,329

Total liabilities and partners’ capital	$37,464,437	$38,246,187

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Revenues and other income:
Oil sales	$1,522,723	$1,898,354
Gas sales	1,387,191	2,169,525
Interest income	—	1,888
Total revenues and other income	2,909,914	4,069,767
Expenses:
Lease operating expense	428,789	404,540
Production taxes	173,816	223,963
Administrative and general expense	122,935	165,325
Depreciation, depletion, and amortization	751,489	882,339
Asset retirement obligation accretion	14,474	14,067
Total expenses	1,491,503	1,690,234
Net income	$1,418,411	$2,379,533
Basic and diluted net income per partner interest (14,600 interests outstanding)	$97.15	$162.98

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$1,418,411	$2,379,533
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	751,489	882,339
Asset retirement obligation accretion	14,474	14,067
Changes in operating assets and liabilities:
Accounts receivable, affiliate	309,271	376,216
Prepaid state taxes	(129,874)	—
Accounts payable, affiliate	(76,964)	43,158
Net cash provided by operating activities	2,286,807	3,695,313

Cash flows from investing activities:
Purchase and development of oil and gas properties	(56,156)	(178,021)

Net cash used in investing activities	(56,156)	(178,021)

Cash flows from financing activities:
Cash distributions to partners	(2,137,671)	(3,425,000)

Net cash used in financing activities	(2,137,671)	(3,425,000)

Net increase in cash	92,980	92,292

Cash, beginning of period	2,715	11,647

Cash, end of period	$95,695	$103,939

Supplemental Cash Flow Information:
Non-cash changes to net oil & gas properties related to asset retirement obligation liabilities	$—	$(7,057)

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the three months ended March 31, 2012

(Unaudited)

0000000000000
Total
Balance at December 31, 2011	$36,429,329

Cash distributions	(2,137,671)

Net income	1,418,411

Balance at March 31, 2012	$35,710,069

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

2. Summary of Significant Accounting Policies

Reference is hereby made to the Registrant’s Annual Report on Form 10-K for 2011, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements. These policies are also followed in preparing the quarterly report included herein.

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

3. Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At March 31, 2012 and 2011, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were no cost ceiling write-downs for the three months ended March 31, 2012 or 2011.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the three months ended March 31, 2012 and the year ended December 31, 2011 is as follows:

	March 31, 2012	December 31, 2011
Balance, beginning of period	$1,284,209	$1,239,155
Liabilities reduced due to revisions	—	(10,723)
Accretion expense	14,474	55,777

Balance, end of period	$1,298,683	$1,284,209

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

In accordance with the Partnership agreement, during any particular calendar year the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners.

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $1,739,043 at March 31, 2012.

During the three months ended March 31, 2012, the Partnership made cash distributions to the investor partners in the amount of $2,137,671 as compared to $3,425,000 for the three months ended March 31, 2011. The Partnership expects that cash distributions will continue during 2012 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended March 31, 2012 as compared to the three months ended March 31, 2011:

	Three Months Ended March 31,
	2012	2011
Oil sales	$1,522,723	$1,898,354
Barrels produced	15,359	21,136
Average price/bbl	$99.14	$89.82

Gas sales	$1,387,191	$2,169,525
Mcf produced	298,556	373,424
Average price/mcf	$4.65	$5.81

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $1,157,965, a 28.5 % decline, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Of this decline, $572,744 and $347,862 were due to decreases in the volumes of oil and gas sold, respectively. The volumes sold decreased by 5,777 barrels (bbls) and 74,868 thousand cubic feet (mcf) for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The decreases in volumes of oil and gas sold were primarily due to normal declines in production, which in some wells were substantial.

Also contributing to the decline in revenue was $434,472 due to a decrease in the average price of gas sold. The average price fell to $4.65 from $5.81 per mcf for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Those decreases were partially offset by an increase of $197,113 due to a rise in the average price of oil sold. The average price rose to $99.14 from $89.82 per bbl for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Lease operations. Lease operating expense during the three month period ended March 31, 2012 increased to $428,789 from $404,540 for the three month period ended March 31, 2011 due to fewer well repairs and workovers in the three month period ended March 31, 2011.

Production taxes. Production taxes during the three month period ended March 31, 2012 decreased to $173,816 from $223,963 for the three month period ended March 31, 2011 due to lower overall oil and gas revenue.

Administrative and general expense. Administrative and general expense for the three month period ended March 31, 2012 decreased to $122,935 from $165,325 for the three month period ended March 31, 2011 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended March 31, 2012 decreased to $751,489 from $882,339 for the three month period ended March 31, 2011 due to the decreased production volumes for the three month period ended March 31, 2012.

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

2. Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the three months ended March 31, 2012, a 10% change in the price received for oil and gas production would have had an approximate $291,000 impact on revenue.

3. Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4. Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2011 annual report on internal control over financial reporting, and for the quarter ended March 31, 2012, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 08-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date: May 15, 2012

By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.