Form 10-Q
period 2013-06-30
MEWBOURNE ENERGY PARTNERS 08-A LP
filed 2013-08-14
CIK 1436942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

INDEX

Part 1 - Financial Information	Page No.

Item 1. Financial Statements

Condensed Balance Sheets -
June 30, 2013 (Unaudited) and December 31, 2012	3

Condensed Statements of Operations (Unaudited) -
For the three months ended June 30, 2013 and 2012
and the six months months ended June 30, 2013 and 2012	4

Condensed Statement of Changes In Partners' Capital (Unaudited) -
For the six months ended June 30, 2013	5

Condensed Statements of Cash Flows (Unaudited) -
For the six months ended June 30, 2013 and 2012	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Disclosure Controls and Procedures	12

Part II - Other Information

Item 1. Legal Proceedings	13

Item 6. Exhibits and Reports on Form 8-K	13

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

Part I - Financial Information

Item 1. Financial Statements
CONDENSED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

Cash	$7,882	$6,758
Accounts receivable, affiliate	1,662,915	1,567,407
Prepaid state taxes	11,053	7,500
Total current assets	1,681,850	1,581,665

Oil and gas properties at cost, full-cost method	69,736,427	69,757,156
Less accumulated depreciation, depletion,
amortization and impairment	(41,097,842)	(39,500,914)
	28,638,585	30,256,242

Total assets	$30,320,435	$31,837,907

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$215,730	$212,110
Total current liabilities	215,730	212,110

Asset retirement obligation	1,361,862	1,338,880

Partners' capital	28,742,843	30,286,917

Total liabilities and partners' capital	$30,320,435	$31,837,907

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Oil sales	$1,331,490	$1,777,876	$2,233,412	$3,300,599
Gas sales	1,240,997	1,228,346	2,389,373	2,615,537
Total revenues	2,572,487	3,006,222	4,622,785	5,916,136

Expenses:
Lease operating expense	300,207	375,264	720,105	804,053
Production taxes	145,078	184,059	263,522	357,875
Administrative and general expense	94,039	131,430	195,942	254,365
Depreciation, depletion, and amortization	612,366	857,296	1,183,368	1,608,785
Cost ceiling write-down	—	—	417,314	—
Asset retirement obligation accretion	15,041	14,474	30,058	28,948
Total expenses	1,166,731	1,562,523	2,810,309	3,054,026

Net income	$1,405,756	$1,443,699	$1,812,476	$2,862,110

Basic and diluted net income per
partner interest
(14,600 interests outstanding)	$96.28	$98.88	$124.14	$196.03

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
For the six months ended June 30, 2013
(Unaudited)

Total

Balance at December 31, 2012	$30,286,917

Cash distributions	(3,356,550)

Net income	1,812,476

Balance at June 30, 2013	$28,742,843

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income	$1,812,476	$2,862,110
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	1,183,368	1,608,785
Cost ceiling write-down	417,314	—
Asset retirement obligation accretion	30,058	28,948
Plugging and abandonment cost paid from asset retirement obligation	(4,406)	—
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(95,508)	408,459
Prepaid state taxes	(3,553)	63,495
Accounts payable, affiliate	3,620	(260,579)
Net cash provided by operating activities	3,343,369	4,711,218

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	14,305	—
Purchase and development of oil and gas properties	—	(69,076)
Net cash provided by (used in) investing activities	14,305	(69,076)

Cash flows from financing activities:
Cash distributions to partners	(3,356,550)	(4,586,352)
Net cash used in financing activities	(3,356,550)	(4,586,352)

Net increase in cash	1,124	55,790
Cash, beginning of period	6,758	2,715

Cash, end of period	$7,882	$58,505

Supplemental Cash Flow Information:
Non-cash changes to net oil & gas properties related to
asset retirement obligation liabilities	$(2,670)	$-

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

3.           Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities.  Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized.  Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2013 and 2012, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool.  Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves.  Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There was a cost ceiling write-down at June 30, 2013 of $417,314 due to lower average prices for the preceding twelve months. There was no cost ceiling write-down at June 30, 2012.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2013 and the year ended December 31, 2012 is as follows:

	June 30,	December 31,
	2013	2012
Balance, beginning of period	$1,338,880	$1,284,209
Liabilities incurred	637	3,160
Liabilities reduced due to revisions	(7,713)	(6,073)
Accretion expense	30,058	57,584
Balance, end of period	$1,361,862	$1,338,880

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities.  No bank borrowing is anticipated.  The Partnership had net working capital of $1,466,120 at June 30, 2013.

During the six months ended June 30, 2013, the Partnership made cash distributions to the investor partners in the amount of $3,356,550 as compared to $4,586,352 for the six months ended June 30, 2012.  The Partnership expects that cash distributions will continue during 2013 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended June 30, 2013 as compared to the three months ended June 30, 2012:

	Three Months Ended June 30,
	2013	2012
Oil sales	$1,331,490	$1,777,876
Barrels produced	14,483	20,382
Average price/bbl	$91.93	$87.23

Gas sales	$1,240,997	$1,228,346
Mcf produced	244,735	306,401
Average price/mcf	$5.07	$4.01

Oil and gas revenues.  As shown in the above table, total oil and gas sales decreased by $433,735, a 14.4% decline, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Of this decrease, revenues declined by $542,323 and $312,695 from decreases in the volumes of oil and gas sold, respectively. Volumes fell by 5,899 barrels (bbls) and 61,666 thousand cubic feet (mcf) for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

These decreases were partially offset by increases of $95,937 and $325,346 due to increases in the average prices of oil and gas sold, respectively. The average price rose to $91.93 from $87.23 per barrel (bbl) and to $5.07 from $4.01 per thousand cubic feet (mcf) for the for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Lease operations.  Lease operating expense during the three month period ended June 30, 2013 decreased to $300,207 from $375,264 for the three month period ended June 30, 2012 due to fewer well repairs and workovers.

Production taxes.  Production taxes during the three month period ended June 30, 2013 decreased to $145,078 from $184,059 for the three month period ended June 30, 2012 due to lower overall oil and gas revenue.

Administrative and general expense.  Administrative and general expense for the three month period ended June 30, 2013 decreased to $94,039 from $131,430 for the three month period ended June 30, 2012 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization for the three month period ended June 30, 2013 decreased to $612,366 from $857,296 for the three month period ended June 30, 2012 due to the decreased production volumes for the three month period ended June 30, 2013.

Results of Operations

For the six months ended June 30, 2013 as compared to the six months ended June 30, 2012:

	Six Months Ended June 30,
	2013	2012
Oil sales	$2,233,412	$3,300,599
Barrels produced	25,454	35,741
Average price/bbl	$87.74	$92.35

Gas sales	$2,389,373	$2,615,537
Mcf produced	480,817	604,957
Average price/mcf	$4.97	$4.32

Oil and gas revenues.  As shown in the above table, total oil and gas sales decreased by $1,293,351 a 21.9% decline, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Of this decrease, revenues declined by $902,613 and $616,902 from decreases in the volumes of oil and gas sold, respectively. Volumes fell by 10,287 barrels (bbls) and 124,140 thousand cubic feet (mcf) for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Also contributing to the decline in sales was $164,574 due to a decrease in the price of oil sold. The average price fell to $87.74 from $92.35 per bbl for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

These decreases were partially offset by an increase of $390,738 due to an increase in the average price of gas sold.  The average price rose to $4.97 from $4.32 per thousand cubic feet (mcf) for the for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Lease operations.  Lease operating expense during the six month period ended June 30, 2013 decreased to $720,105 from $804,053 for the six month period ended June 30, 2012 due to fewer well repairs and workovers.

Production taxes.  Production taxes during the six month period ended June 30, 2013 decreased to $263,522 from $357,875 for the six month period ended June 30, 2012 due to higher gas revenue.

Administrative and general expense.  Administrative and general expense decreased to $195,942 for the six month period ended June 30, 2013 from $254,365 for the six month period ended June 30, 2012 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization for the six month period ended June 30, 2013 decreased to $1,183,368 from $1,608,785 for the six month period ended June 30, 2012 due to decreased oil and gas production volumes.

Cost ceiling write-down.  There was a cost ceiling write-down of $417,314 at June 30, 2013 due to lower average prices for the preceding twelve months. There was no cost ceiling write-down at June 30, 2012.

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

2.    Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2013, a 10% change in the price received for oil and gas production would have had an approximate $462,000 impact on revenue.

3.    Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.           Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition.  MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management.  Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2012 annual report on internal control over financial reporting, and for the quarter ended June 30, 2013, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

101
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 08-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date:  August 14, 2013
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

101
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.