Form 10-Q
period 2013-09-30
MEWBOURNE ENERGY PARTNERS 08-A LP
filed 2013-11-14
CIK 1436942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ____________

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

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

MEWBOURNE ENERGY PARTNERS 08-A, L.P

INDEX

Part 1 - Financial Information	Page No.

Item 1. Financial Statements

Condensed Balance Sheets -
September 30, 2013 (Unaudited) and December 31, 2012	3

Condensed Statements of Operations (Unaudited) -
For the three months ended September 30, 2013 and 2012
and the nine months months ended September 30, 2013 and 2012	4

Condensed Statement of Changes In Partners' Capital (Unaudited) -
For the nine months ended September 30, 2013	5

Condensed Statements of Cash Flows (Unaudited) -
For the nine months ended September 30, 2013 and 2012	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Disclosure Controls and Procedures	12

Part II - Other Information

Item 1. Legal Proceedings	13

Item 6. Exhibits and Reports on Form 8-K	13

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

Part I - Financial Information

Item 1.  Financial Statements

CONDENSED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

Cash	$2,167	$6,758
Accounts receivable, affiliate	1,211,525	1,567,407
Prepaid state taxes	12,106	7,500
Total current assets	1,225,798	1,581,665

Oil and gas properties at cost, full-cost method	69,738,066	69,757,156
Less accumulated depreciation, depletion,
amortization and impairment	(41,531,323)	(39,500,914)
	28,206,743	30,256,242

Total assets	$29,432,541	$31,837,907

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$196,943	$212,110
Total current liabilities	196,943	212,110

Asset retirement obligation	1,375,438	1,338,880

Partners' capital	27,860,160	30,286,917

Total liabilities and partners' capital	$29,432,541	$31,837,907

The accompanying notes are an integral part of the financial statements.

 MEWBOURNE ENERGY PARTNERS 08-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Oil sales	$847,225	$1,512,193	$3,080,637	$4,812,792
Gas sales	929,230	1,130,216	3,318,603	3,745,753
Total revenues	1,776,455	2,642,409	6,399,240	8,558,545

Expenses:
Lease operating expense	296,206	390,977	1,016,311	1,195,030
Production taxes	100,247	155,675	363,769	513,550
Administrative and general expense	89,116	79,377	285,058	333,742
Depreciation, depletion, and amortization	433,481	802,146	1,616,849	2,410,931
Cost ceiling write-down	—	969,767	417,314	969,767
Asset retirement obligation accretion	14,972	14,465	45,030	43,413
Total expenses	934,022	2,412,407	3,744,331	5,466,433

Net income	$842,433	$230,002	$2,654,909	$3,092,112

Basic and diluted net income per
partner interest
(14,600 interests outstanding)	$57.70	$15.75	$181.84	$211.79

The accompanying notes are an integral part of the financial statements.

4

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

For the nine months ended September 30, 2013

(Unaudited)

Total
Balance at December 31, 2012	$30,286,917

Cash distributions	(5,081,666)

Net income	2,654,909

Balance at September 30, 2013	$27,860,160

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$2,654,909	$3,092,112
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	1,616,849	2,410,931
Cost ceiling write-down	417,314	969,767
Asset retirement obligation accretion	45,030	43,413
Plugging and abandonment cost paid from asset retirement obligation	(4,406)	—
Changes in operating assets and liabilities:
Accounts receivable, affiliate	355,882	363,817
Prepaid state taxes	(4,606)	63,807
Accounts payable, affiliate	(15,167)	(313,400)
Net cash provided by operating activities	5,065,805	6,630,447

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	11,270	—
Purchase and development of oil and gas properties	—	(61,370)
Net cash provided by (used in) investing activities	11,270	(61,370)

Cash flows from financing activities:
Cash distributions to partners	(5,081,666)	(6,451,352)
Net cash used in financing activities	(5,081,666)	(6,451,352)

Net increase (decrease) in cash	(4,591)	117,725
Cash, beginning of period	6,758	2,715

Cash, end of period	$2,167	$120,440

Supplemental Cash Flow Information:
Non-cash changes to net oil & gas properties related to
asset retirement obligation liabilities	$(4,066)	$2,089

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

3. Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2013 and 2012, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. The cost ceiling write-downs occurring during the nine months ended September 30, 2012 and 2013 were as follows: $969,767 at September 30, 2012 and $417,314 at March 31, 2013. These were due to lower average oil and gas prices for the twelve months preceding each of these dates.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2013 and the year ended December 31, 2012 is as follows:

	September 30,	December 31,
	2013	2012
Balance, beginning of period	$1,338,880	$1,284,209
Liabilities incurred	667	3,160
Liabilities reduced due to settlements and plugging and abandonments	(9,139)	(6,073)
Accretion expense	45,030	57,584
Balance, end of period	$1,375,438	$1,338,880

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $1,028,855 at September 30, 2013.

During the nine months ended September 30, 2013, the Partnership made cash distributions to the investor partners in the amount of $5,081,666 as compared to $6,451,352 for the nine months ended September 30, 2012. The Partnership expects that cash distributions will continue during 2013 as additional oil and gas revenues are sufficient to produce cash flows from operations. Since inception, the Partnership has made distributions of $57,758,409, inclusive of state tax payments.

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

Results of Operations

For the three months ended September 30, 2013 as compared to the three months ended September 30, 2012:

	Three Months Ended September 30,
	2013	2012
Oil sales	$847,225	$1,512,193
Barrels produced	7,881	17,230
Average price/bbl	$107.50	$87.77

Gas sales	$929,230	$1,130,216
Mcf produced	186,881	292,103
Average price/mcf	$4.97	$3.87

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $865,954, a 32.8% decline, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

Of this decrease, revenues declined by $1,005,038 and $523,196 from decreases in the volumes of oil and gas sold, respectively. Volumes fell by 9,349 barrels (bbls) and 105,222 thousand cubic feet (mcf) for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

These decreases were partially offset by increases of $340,070 and $322,210 due to increases in the average prices of oil and gas sold, respectively. The average price rose to $107.50 from $87.77 per barrel (bbl) and to $4.97 from $3.87 per thousand cubic feet (mcf) for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

Lease operations. Lease operating expense during the three month period ended September 30, 2013 decreased to $296,206 from $390,977 for the three month period ended September 30, 2012 due to fewer well repairs and workovers.

Production taxes. Production taxes during the three month period ended September 30, 2013 decreased to $100,247 from $155,675 for the three month period ended September 30, 2012 due to lower overall oil and gas revenue.

Administrative and general expense. Administrative and general expense for the three month period ended September 30, 2013 increased to $89,116 from $79,377 for the three month period ended September 30, 2012 due to increased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended September 30, 2013 decreased to $433,481 from $802,146 for the three month period ended September 30, 2012. This was due to the net decrease in oil and gas production.

Cost ceiling write-down. There was a cost ceiling write-down of $969,767 at September 30, 2012 due to lower average oil and gas prices for the twelve months preceding this date. There was no cost ceiling write-down at September 30, 2013.

Results of Operations

For the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012:

	Nine Months Ended September 30,
	2013	2012
Oil sales	$3,080,637	$4,812,792
Barrels produced	33,335	52,971
Average price/bbl	$92.41	$90.86

Gas sales	$3,318,603	$3,745,753
Mcf produced	667,698	897,060
Average price/mcf	$4.97	$4.18

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $2,159,305 a 25.2% decline, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.

Of this decrease, revenues declined by $1,814,651 and $1,139,979 from decreases in the volumes of oil and gas sold, respectively. Volumes fell by 19,636 barrels (bbls) and 229,362 thousand cubic feet (mcf) for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.

These decreases were partially offset by increases of $82,496 and $712,829 due to increases in the average prices of oil and gas sold, respectively. The average price rose to $92.41 from $90.86 per barrel (bbl) and to $4.97 from $4.18 per thousand cubic feet (mcf) for the for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.

Lease operations. Lease operating expense during the nine month period ended September 30, 2013 decreased to $1,016,311 from $1,195,030 for the nine month period ended September 30, 2012 due to fewer well repairs and workovers.

Production taxes. Production taxes during the nine month period ended September 30, 2013 decreased to $363,769 from $513,550 for the nine month period ended September 30, 2012 due to lower oil and gas revenue.

Administrative and general expense. Administrative and general expense decreased to $285,058 for the nine month period ended September 30, 2013 from $333,742 for the nine month period ended September 30, 2012 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the nine month period ended September 30, 2013 decreased to $1,616,849 from $2,410,931 for the nine month period ended September 30, 2012. This was due to the net decrease in oil and gas production.

Cost ceiling write-down. The cost ceiling write-downs occurring during the nine months ended September 30, 2012 and 2013 were as follows: $969,767 at September 30, 2012 and $417,314 at March 31, 2013. These were due to lower average oil and gas prices for the twelve months preceding each of these dates.

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

2. Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2013, a 10% change in the price received for oil and gas production would have had an approximate $640,000 impact on revenue.

3. Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4. Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2012 annual report on internal control over financial reporting, and for the quarter ended September 30, 2013, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 08-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date:	November 14, 2013

		By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.

