Form 10-Q
period 2014-09-30
MEWBOURNE ENERGY PARTNERS 08-A LP
filed 2014-11-14
CIK 1436942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes ☐ No ☒

MEWBOURNE ENERGY PARTNERS 08-A, L.P

INDEX

Part 1 - Financial Information	Page No.

Item 1. Financial Statements

Condensed Balance Sheets -
September 30, 2014 (Unaudited) and December 31, 2013	3

Condensed Statements of Operations (Unaudited) -
For the three months ended September 30, 2014 and 2013
and the nine months ended September 30, 2014 and 2013	4

Condensed Statement of Changes In Partners' Capital (Unaudited) -
For the nine months ended September 30, 2014	5

Condensed Statements of Cash Flows (Unaudited) -
For the nine months ended September 30, 2014 and 2013	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Disclosure Controls and Procedures	12

Part II - Other Information

Item 1. Legal Proceedings	13

Item 6. Exhibits and Reports on Form 8-K	13

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

Part I - Financial Information

Item 1.  Financial Statements

CONDENSED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS

Cash	$33,314	$4,160
Accounts receivable, affiliate	1,157,892	1,237,894
Prepaid state taxes	6,318	3,159
Total current assets	1,197,524	1,245,213

Oil and gas properties at cost, full-cost method	69,769,694	69,749,451
Less accumulated depreciation, depletion,
amortization and impairment	(43,646,201)	(42,091,392)
	26,123,493	27,658,059

Total assets	$27,321,017	$28,903,272

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$215,712	$294,380
Total current liabilities	215,712	294,380

Asset retirement obligation	1,437,222	1,391,276

Partners' capital	25,668,083	27,217,616

Total liabilities and partners' capital	$27,321,017	$28,903,272

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues and other income:
Oil sales	$692,924	$847,225	$2,526,011	$3,080,637
Gas sales	1,061,697	929,230	3,695,468	3,318,603
Interest income	—	—	5	—
Total revenues and other income	1,754,621	1,776,455	6,221,484	6,399,240

Expenses:
Lease operating expense	350,598	296,206	991,930	1,016,311
Production taxes	109,446	100,247	378,715	363,769
Administrative and general expense	87,753	89,116	262,730	285,058
Depreciation, depletion, and amortization	486,188	433,481	1,554,809	1,616,849
Cost ceiling write-down	—	—	—	417,314
Asset retirement obligation accretion	15,737	14,972	47,162	45,030
Total expenses	1,049,722	934,022	3,235,346	3,744,331

Net income	$704,899	$842,433	$2,986,138	$2,654,909

Basic and diluted net income per
partner interest
(14,600 interests outstanding)	$48.28	$57.70	$204.53	$181.84

The accompanying notes are an integral part of the financial statements.

4

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

For the nine months ended September 30, 2014

 (Unaudited)

Total

Balance at December 31, 2013	$27,217,616

Cash distributions	(4,535,671)

Net income	2,986,138

Balance at September 30, 2014	$25,668,083

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$2,986,138	$2,654,909
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	1,554,809	1,616,849
Cost ceiling write-down	—	417,314
Asset retirement obligation accretion	47,162	45,030
Plugging and abandonment cost paid from asset retirement obligation	—	(4,406)
Changes in operating assets and liabilities:
Accounts receivable, affiliate	80,002	355,882
Prepaid state taxes	(3,159)	(4,606)
Accounts payable, affiliate	(82,701)	(15,167)
Net cash provided by operating activities	4,582,251	5,065,805

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	—	11,270
Purchase and development of oil and gas properties	(17,426)	—
Net cash provided by (used in) investing activities	(17,426)	11,270

Cash flows from financing activities:
Cash distributions to partners	(4,535,671)	(5,081,666)
Net cash used in financing activities	(4,535,671)	(5,081,666)

Net increase (decrease) in cash	29,154	(4,591)
Cash, beginning of period	4,160	6,758

Cash, end of period	$33,314	$2,167

Supplemental Cash Flow Information:
Change to net oil & gas properties related to asset retirement
obligation liabilities	$(1,216)	$(4,066)

Change to property, plant and equipment related to accrual of
leaseholds	$4,033	$—

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

3. Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2014 and 2013, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There was a cost ceiling write-down of $417,314 on March 31, 2013 due to lower average oil and gas prices for the twelve months preceding the write-down. There were no cost ceiling write-downs during the nine months ended September 30, 2014.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2014 and the year ended December 31, 2013 is as follows:

	September 30,	December 31,
	2014	2013
Balance, beginning of period	$1,391,276	$1,338,880
Liabilities incurred	4,623	2,070
Liabilities reduced due to settlements and plugging and abandonments	(5,839)	(9,692)
Accretion expense	47,162	60,018
Balance, end of period	$1,437,222	$1,391,276

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $981,812 at September 30, 2014.

During the nine months ended September 30, 2014, the Partnership made cash distributions to the investor partners in the amount of $4,535,671 as compared to $5,081,666 for the nine months ended September 30, 2013. The Partnership expects that cash distributions will continue during 2014 as additional oil and gas revenues are sufficient to produce cash flows from operations. Since inception, the Partnership has made distributions of $63,559,080, inclusive of state tax payments.

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

Results of Operations

For the three months ended September 30, 2014 as compared to the three months ended September 30, 2013:

	Three Months Ended September 30,
	2014	2013
Oil sales	$692,924	$847,225
Barrels produced	7,798	7,881
Average price/bbl	$88.86	$107.50

Gas sales	$1,061,697	$929,230
Mcf produced	204,331	186,881
Average price/mcf	$5.20	$4.97

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $21,834 a 1.2% decline, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

Of this decrease, $146,926 was due to a decrease in the average price of oil sold. The average price fell to $88.86 from $107.50 per barrel (bbl) for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

Also contributing to the decrease in revenue was $7,375 due to a decrease in the volume of oil sold. The volume sold fell by 83 bbls for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

These decreases were partially offset by $41,797 due to an increase in the average price of gas sold. The average price rose to $5.20 from $4.97 per thousand cubic feet (mcf) for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

Also partially offsetting the overall decrease in revenue was $90,670 due to an increase in the volume of gas sold. The volume sold increased by 17,450 mcf for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

Lease operations. Lease operating expense during the three month period ended September 30, 2014 increased to $350,598 from $296,206 for the three months ended September 30, 2013 due to more well repairs and workovers.

Production taxes. Production taxes during the three month period ended September 30, 2014 increased to $109,446 from $100,247 for the three month period ended September 30, 2013 due to production tax credits received during the three month period ended September 30, 2013.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended September 30, 2014 increased to $486,188 from $433,481 for the three month period ended September 30, 2013 due to an increase in the depreciation, depletion and amortization rate in 2014. This rate increase resulted from a decline in the reserves in 2014 due to lower prices.

Results of Operations

For the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013:

	Nine Months Ended September 30,
	2014	2013
Oil sales	$2,526,011	$3,080,637
Barrels produced	27,265	33,335
Average price/bbl	$92.65	$92.41

Gas sales	$3,695,468	$3,318,603
Mcf produced	646,335	667,698
Average price/mcf	$5.72	$4.97

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $177,761, a 2.8% decline, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

Of this decrease, $562,365 and $122,145 were due to declines in the volumes of oil and gas sold, respectively. The volumes fell by 6,070 barrels (bbls) and 21,363 thousand cubic feet (mcf) for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

These decreases were partially offset by increases of $7,739 and $499,010 due to inclines in the average prices of oil and gas sold, respectively. The average price increased to $92.65 from $92.41 per bbl and to $5.72 from $4.97 per mcf for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

Lease operations. Lease operating expense during the nine month period ended September 30, 2014 decreased to $991,930 from $1,016,311 for the nine month period ended September 30, 2013 due to fewer well repairs and workovers.

Production taxes. Production taxes during the nine month period ended September 30, 2014 increased to $378,715 from $363,769 for the nine month period ended September 30, 2013 due to production tax credits received during the nine month period ended September 30, 2013.

Administrative and general expense. Administrative and general expense decreased to $262,730 for the nine month period ended September 30, 2014 from $285,058 for the nine month period ended September 30, 2013 due to decreased administrative expenses allocable to the Partnership and lower general expense for reporting and legal costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the nine month period ended September 30, 2014 decreased to $1,554,809 from $1,616,849 for the nine month period ended September 30, 2013. This was due to the overall decrease in oil and gas production.

Cost ceiling write-down. There was a cost ceiling write-down of $417,314 on March 31, 2013 due to lower average oil and gas prices for the twelve months preceding the write-down. There were no cost ceiling write-downs during the nine months ended September 30, 2014.

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

2. Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2014, a 10% change in the price received for oil and gas production would have had an approximate $622,000 impact on revenue.

3. Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.    Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2013 annual report on internal control over financial reporting, and for the quarter ended September 30, 2014, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1.    Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners' Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 08-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date:	November 14, 2014

		By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners' Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

