Form 10-Q
period 2015-03-31
MEWBOURNE ENERGY PARTNERS 08-A LP
filed 2015-05-15
CIK 1436942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

MEWBOURNE ENERGY PARTNERS 08-A, L.P

INDEX

Part 1 - Financial Information	Page No.

Item 1. Financial Statements

Condensed Balance Sheets -
March 31, 2015 (Unaudited) and December 31, 2014	3

Condensed Statements of Operations (Unaudited) -
For the three months ended March 31, 2015 and 2014	4

Condensed Statement of Changes In Partners' Capital (Unaudited) -
For the three months ended March 31, 2015	5

Condensed Statements of Cash Flows (Unaudited) -
For the three months ended March 31, 2015 and 2014	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	11

Item 4. Disclosure Controls and Procedures	11

Part II - Other Information

Item 1. Legal Proceedings	12

Item 6. Exhibits and Reports on Form 8-K	12

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

Part I - Financial Information

Item 1.  Financial Statements

CONDENSED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS

Cash	$1,436	$8,143
Accounts receivable, affiliate	608,568	809,534
Prepaid state taxes	4,212	3,159
Total current assets	614,216	820,836

Oil and gas properties at cost, full-cost method	69,801,430	69,798,545
Less accumulated depreciation, depletion,
amortization and impairment	(48,024,807)	(44,153,017)
	21,776,623	25,645,528

Total assets	$22,390,839	$26,466,364

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$285,832	$208,001
Total current liabilities	285,832	208,001

Asset retirement obligation	1,459,036	1,455,487

Partners' capital	20,645,971	24,802,876

Total liabilities and partners' capital	$22,390,839	$26,466,364

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the
	Three Months Ended
	March 31,
	2015	2014
Revenues:
Oil sales	$388,642	$831,728
Gas sales	513,976	1,285,290
Total revenues	902,618	2,117,018

Expenses:
Lease operating expense	409,773	338,760
Production taxes	58,504	124,651
Administrative and general expense	56,353	70,332
Depreciation, depletion, and amortization	427,649	487,807
Cost ceiling write-down	3,441,865	—
Asset retirement obligation accretion	16,447	15,741
Total expenses	4,410,591	1,037,291

Net income (loss)	$(3,507,973)	$1,079,727

The accompanying notes are an integral part of the financial statements.

4

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

For the three months ended March 31, 2015

 (Unaudited)

Total

Balance at December 31, 2014	$24,802,876

Cash distributions	(648,932)

Net loss	(3,507,973)

Balance at March 31, 2015	$20,645,971

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(3,507,973)	$1,079,727
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation, depletion, and amortization	427,649	487,807
Cost ceiling write-down	3,441,865	—
Asset retirement obligation accretion	16,447	15,741
Plugging and abandonment cost paid from asset retirement obligation	(128)	—
Changes in operating assets and liabilities:
Accounts receivable, affiliate	200,966	(157,898)
Prepaid state taxes	(1,053)	(1,053)
Accounts payable, affiliate	71,227	34,433
Net cash provided by operating activities	649,000	1,458,757

Cash flows from investing activities:
Purchase and development of oil and gas properties	(6,775)	(5,378)
Net cash used in investing activities	(6,775)	(5,378)

Cash flows from financing activities:
Cash distributions to partners	(648,932)	(1,425,672)
Net cash used in financing activities	(648,932)	(1,425,672)

Net increase (decrease) in cash	(6,707)	27,707
Cash, beginning of period	8,143	4,160

Cash, end of period	$1,436	$31,867

Supplemental Cash Flow Information:
Change to net oil & gas properties related to asset retirement
obligation liabilities	$(12,770)	$(1,717)

Change to property, plant and equipment related to accrual of
leaseholds	$6,604	$—

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

2. Summary of Significant Accounting Policies

Reference is hereby made to the Registrant’s Annual Report on Form 10-K for 2014, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements. These policies are also followed in preparing the quarterly report included herein.

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

3. Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At March 31, 2015 and 2014, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There was a cost ceiling write-down of $3,441,865 for the three months ended March 31, 2015 due to lower average oil and gas prices for the twelve months preceding the write-down. There were no cost ceiling write-downs during the three months ended March 31, 2014.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the three months ended March 31, 2015 and the year ended December 31, 2014 is as follows:

	2015	2014
Balance, beginning of period	$1,455,487	$1,391,276
Liabilities incurred	1,576	7,136
Liabilities reduced due to settlements and plugging and abandonments	(14,474)	(5,839)
Accretion expense	16,447	62,914
Balance, end of period	$1,459,036	$1,455,487

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

The Partnership participates in oil and gas activities through the Program. The Partnership and MD are the parties to the Program, and the costs and revenues are allocated between them as follows:

	Partnership	MD (1)
Revenues:
Proceeds from disposition of depreciable and depletable properties	70%	30%
All other revenues	70%	30%
Costs and expenses:
Organization and offering costs (1)	0%	100%
Lease acquisition costs (1)	0%	100%
Tangible and intangible drilling costs (1)	100%	0%
Operating costs, reporting and legal expenses, general and
administrative expenses and all other costs	70%	30%

(1)	As noted above, pursuant to the Program, MD must contribute 100% of organization and offering costs and lease acquisition costs which should approximate 20% of total capital costs. To the extent that organization and offering costs and lease acquisition costs are less than 20% of total capital costs, MD is responsible for tangible drilling costs until its share of the Program’s total capital costs reaches approximately 20%. The Partnership’s financial statements reflect its respective proportionate interest in the Program.

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $328,384 at March 31, 2015.

During the three months ended March 31, 2015, the Partnership made cash distributions to the investor partners in the amount of $648,932 as compared to $1,425,672 for the three months ended March 31, 2014. The Partnership expects that cash distributions will continue during 2015 as additional oil and gas revenues are sufficient to produce cash flows from operations. Since inception, the Partnership has made distributions of $65,372,305, inclusive of state tax payments.

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

Results of Operations

For the three months ended March 31, 2015 as compared to the three months ended March 31, 2014:

	Three Months Ended March 31,
	2015	2014
Oil sales	$388,642	$831,728
Barrels produced	8,303	8,913
Average price/bbl	$46.81	$93.32

Gas sales	$513,976	$1,285,290
Mcf produced	161,465	195,201
Average price/mcf	$3.18	$6.58

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $1,214,400, a 57.4% decline, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

Of this decline, $414,533 and $663,925 were due to decreases in the average prices of oil and gas sold, respectively. The average price fell to $46.81 from $93.32 per barrel (bbl) and to $3.18 from $6.58 per thousand cubic feet (mcf) for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

Also contributing to the decline in sales were $28,553 and $107,389 due to lower volumes of oil and gas sold, respectively, by 610 bbls and 33,736 mcf.

Lease operations. Lease operating expense during the three month period ended March 31, 2015 increased to $409,773 from $338,760 for the three months ended March 31, 2014 due to more well repairs and workovers.

Production taxes. Production taxes during the three month period ended March 31, 2015 decreased to $58,504 from $124,651 for the three month period ended March 31, 2014 due to lower overall oil and gas revenue.

Administrative and general expense. Administrative and general expense for the three month period ended March 31, 2015 fell to $56,353 from $70,332 for the three month period ended March 31, 2014 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended March 31, 2015 decreased to $427,649 from $487,807 for the three month period ended March 31, 2014. This was due to the overall decrease in oil and gas production.

Cost ceiling write-down. There was a cost ceiling write-down of $3,441,865 for the three months ended March 31, 2015. This was due to lower average oil and gas prices for the twelve months preceding the write-down. There was no cost ceiling write-down for the three months ended March 31, 2014.

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

2. Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the three months ended March 31, 2015, a 10% change in the price received for oil and gas production would have had an approximate $90,000 impact on revenue.

3. Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.    Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2014 annual report on internal control over financial reporting, and for the quarter ended March 31, 2015, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1.    Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners' Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 08-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date:	May 15, 2015

		By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners' Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

