Form 10-K
period 2015-12-31
MEWBOURNE ENERGY PARTNERS 08-A LP
filed 2016-03-30
CIK 1436942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2015

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

The Registrant does not have any employees of its own. MD is responsible for all management functions. Mewbourne Oil Company (“MOC”), a wholly owned subsidiary of Mewbourne Holdings, Inc., which is also the parent of the Registrant’s managing general partner, has been appointed Program Manager and is responsible for activities in accordance with a Drilling Program Agreement entered into by the Registrant, MD and MOC. At March 30, 2016, MOC employed 395 persons, many of whom dedicated a part of their time to the conduct of the Registrant’s business during the period for which this report is filed.

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

These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. Declines in oil and natural gas prices would not only reduce revenue, but could reduce the amount of oil and natural gas that can be produced economically and, as a result, could have a material adverse effect on the Registrant’s financial condition, results of operations and reserves. For the year ended December 31, 2015, a 10% change in the price received for oil and gas production would have had an approximate $324,000 impact on revenue.

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

The Registrant’s ceiling test calculations resulted in cost ceiling write-downs totaling $15,230,543 during the year ended December 31, 2015. There were no cost ceiling write-downs during the year ended December 31, 2014.

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

Fractional working interests in developmental oil and gas prospects, located primarily in the Anadarko Basin of Western Oklahoma, the Texas Panhandle, and the Permian Basin of New Mexico and West Texas, were acquired by the Registrant, resulting in the Registrant’s participation in the drilling of oil and gas wells. At December 31, 2015, the Registrant owned working interests in 170 producing wells. The Registrant had no drilling activity for the years ended December 31, 2015 and 2014.

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

ITEM 4. Mine Safety Disclosure

Not Applicable

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

At March 30, 2016, the Registrant had 14,600 outstanding limited partnership interests held of record by 1,848 subscribers. There is no established public or organized trading market for the partner interests.

Revenues which, in the sole judgment of the managing general partner, are not required to meet the Registrant’s obligations will be distributed to the partners at least quarterly in accordance with the Registrant’s Partnership Agreement. Distributions of $2,598,214 and $5,699,965 were made to partners during the years ended December 31, 2015 and 2014, respectively. Since inception, the Partnership has made distributions of $67,321,587, inclusive of state tax payments.

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

Results of Operations

The following is a comparative discussion of the results of operations for the periods indicated. It should be read in conjunction with the financial statements and the related notes to the financial statements, which begin on page 20. As a result of declines in prices for commodities, the results of our operations for 2015 may not be indicative of results in 2016 as realized prices for production may remain low or continue to decline.

Year ended December 31, 2015 compared to the year ended December 31, 2014:

	Year Ended December 31,
	2015	2014
Oil sales	$1,394,238	$3,125,061
Barrels produced	30,833	35,892
Average price/bbl	$45.22	$87.07

Gas sales	$1,843,681	$4,516,582
Mcf produced	688,380	832,446
Average price/mcf	$2.68	$5.43

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $4,403,724, a 57.6% decline, for the year ended December 31, 2015 as compared to the year ended December 31, 2014.

Of this decline, $1,502,060 and $2,287,051 were due to decreases in the average prices of oil and gas sold, respectively. The average price fell to $45.22 from $87.07 per barrel (bbl) and to $2.68 from $5.43 per thousand cubic feet (mcf) for the year ended December 31, 2015 as compared to the year ended December 31, 2014.

Also contributing to the decline in sales were $228,763 and $385,850 due to lower volumes of oil and gas sold, respectively, by 5,059 bbls and 144,066 mcf.

Lease operations. Lease operating expense during the year ended December 31, 2015 decreased to $1,315,647 from $1,427,345 for the year ended December 31, 2014 due to fewer well repairs and workovers.

Production taxes. Production taxes during the year ended December 31, 2015 decreased to $196,521 from $464,621 for the year ended December 31, 2014. This was due to lower overall oil and gas revenue for the year ended December 31, 2015.

Administrative and general expense. Administrative and general expense for the year ended December 31, 2015 fell to $188,068 from $339,918 for the year ended December 31, 2014 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the year ended December 31, 2015 decreased to $1,488,415 from $2,061,625 for the year ended December 31, 2014. This was due to the overall decrease in oil and gas production.

Cost ceiling write-down. There were cost ceiling write-downs totaling $15,230,543 for the year ended December 31, 2015. These were due to lower average oil and gas prices for the twelve months preceding the write-downs. There were no cost ceiling write-downs for the year ended December 31, 2014.

Absent significant price increases, the sustained lower oil prices experienced in 2015 will continue to impact our proved reserves adversely as the prices used for such estimates under SEC rules are based on the trailing 12-month unweighted average prices, which were substantially higher at December 31, 2014 than current oil prices. Lower prices used in estimating proved reserves may result in a reduction in volumes due to economic limits, which in turn, may make it more likely that we will in the future incur impairment charges under full cost accounting.

Liquidity and Capital Resources

Cash increased by $73,160 during the year ended December 31, 2015. Cash flows from operating activities and proceeds from asset sales were utilized primarily for cash distributions to partners. All wells for which funds have been committed have been drilled. Any incidental future capital expenditures incurred will be paid with current available cash and revenues generated through oil and gas sales. Revenues which, in the sole judgment of the managing general partner, are not required to meet the Registrant’s obligations will be distributed to the partners at least quarterly in accordance with the Registrant’s Partnership Agreement.

The Partnership had reduced cash flows from operations in 2015 due to the steep decline in oil and gas prices during the year ended December 31, 2015. Considering these reduced operating cashflows, the Partnership anticipates smaller distributions until prices improve.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the year ended December 31, 2015 and December 31, 2014 is as follows:

	2015	2014
Balance, beginning of period	$1,455,487	$1,391,276
Liabilities incurred	2,060	7,136
Liabilities reduced due to settlements, plugging and abandonments, and sales of property	(55,381)	(5,839)
Accretion expense	64,928	62,914
Balance, end of period	$1,467,094	$1,455,487

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

In the ordinary course of business, MOC will incur certain costs that will be passed on to well owners of the well for which the costs were incurred. The Partnership will receive their portion of these costs based upon their ownership in each well incurring the costs. These costs are referred to as operator charges and are standard and customary in the oil and gas industry. Operator charges include recovery of gas marketing costs, fixed rate overhead, supervision, pumping, and equipment furnished by the operator, some of which will be included in the full cost pool pursuant to Rule 4-10(c)(2) of Regulation S-X. Amounts accrued for and paid to MOC for operator charges totaled $687,340 and $660,088 for the years ended December 31, 2015 and 2014, respectively. Operator charges are billed in accordance with the Program and Partnership Agreements

In accordance with the Partnership agreement, during any particular calendar year, the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners. Administrative expenses can only be paid out of funds available for distributions. Under this arrangement, $137,285 and $285,265 were allocated to the Partnership during the years ended December 31, 2015 and 2014, respectively.

The Partnership participates in oil and gas activities through a Drilling Program Agreement (the “Program”). The Partnership and MD are parties to the Program Agreement. The costs and revenues of the Program are allocated to MD and the Partnership as follows:

	Partnership	MD (1)
Revenues:
Proceeds from disposition of depreciable and depletable properties	70%	30%
All other revenues	70%	30%
Costs and expenses:
Organization and offering costs (1)	0%	100%
Lease acquisition costs (1)	0%	100%
Tangible and intangible drilling costs (1)	100%	0%
Operating costs, reporting and legal expenses, general and
administrative expenses and all other costs	70%	30%

(1)	As noted above, pursuant to the Program, MD must contribute 100% of organization and offering costs and lease acquisition costs which should approximate 20% of total capital costs. To the extent that organization and offering costs and lease acquisition costs are less than 20% of total capital costs, MD is responsible for tangible drilling costs until its share of the Program's total capital costs reaches approximately 20%. The Partnership's financial statements reflect its respective proportionate interest in the Program.

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

(b) MD Management’s Annual Report on Internal Control Over Financial Reporting

MD’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of MD’s management, including MD’s principal executive officer and principal financial officer, MD conducted an evaluation of the effectiveness of the Partnership’s internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on MD’s evaluation under the framework in “Internal Control — Integrated Framework”, MD’s management concluded that internal control over financial reporting was effective as of December 31, 2015. This annual report does not include an attestation report of the Registrant’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Registrant’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Registrant to provide only management’s report in this annual report. There have been no changes in MD’s internal controls for the quarter ended December 31, 2015 or in other factors which have materially affected, or are reasonably likely to materially affect the internal controls over financial reporting.

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

Name	Age as of December 31, 2015	Position

J. Roe Buckley	53	Chairman of the Board and Chief Financial Officer

Kenneth S. Waits	55	Chief Executive Officer

Alan Clark	63	Treasurer and Controller

Dorothy M. Cuenod	55	Assistant Secretary and Director

Ruth M. Buckley	54	Assistant Secretary and Director

Julie M. Greene	52	Assistant Secretary and Director

J. Roe Buckley, age 53, joined Mewbourne Holdings, Inc. in July, 1990 and serves as Chairman of the Board and Chief Financial Officer of Mewbourne Holdings, Inc., MD and MOC. Mr. Buckley was employed by Mbank Dallas from 1985 to 1990 where he served as a commercial loan officer. He received a Bachelor of Arts in Economics from Sewanee in 1984. Mr. Buckley is married to Ruth M. Buckley. He is also the brother-in-law of Dorothy M. Cuenod and Julie M. Greene.

Kenneth S. Waits, age 55, Chief Executive Officer of Mewbourne Holdings, Inc., MD and MOC, has been with MOC since February 1984. He joined the company following his graduation from the University of Oklahoma where he received a Bachelor of Science in Petroleum Engineering in December, 1983. He currently manages all of MOC’s exploration efforts. He has also served as Exploration Manager for Western Oklahoma. Previously at MOC, he held positions in Operations and in Reservoir/Evaluations.

Alan Clark, age 63, joined MOC in 1979 and serves as Treasurer and Controller of both MD and MOC. Prior to joining MOC, Mr. Clark was employed by Texas Oil and Gas Corporation as Assistant Supervisor of joint interest accounting from 1976 to 1979. Mr. Clark has served in several accounting/finance positions with MOC prior to his current assignment. Mr. Clark received a Bachelor of Business Administration from the University of Texas at Arlington.

Dorothy M. Cuenod, age 55, received a Bachelor of Arts degree in Art History from The University of Texas and a Masters of Business Administration Degree from Southern Methodist University. Since 1984 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Cuenod is the sister of Ruth M. Buckley and Julie M. Greene. She is also the sister-in-law of J. Roe Buckley.

Ruth M. Buckley, age 54, received a Bachelor of Science Degree in both Engineering and Geology from Vanderbilt University. Since 1987 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Buckley is the sister of Dorothy M. Cuenod and Julie M. Greene. She is also the wife of J. Roe Buckley.

Julie M. Greene, age 52, received a Bachelor of Arts degree in Business Administration from The University of Oklahoma. Since 1988 she has served as a Director and Assistant Secretary of both MD and MOC. Prior to that time she was employed by Rauscher, Pierce, Refsnes, Inc. Ms. Greene is the sister of Dorothy M. Cuenod and Ruth M. Buckley. She is also the sister-in-law of J. Roe Buckley.

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

(a) Beneficial owners of more than five percent at March 30, 2016

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

ITEM 13. Certain Relationships and Related Transactions

Transactions with MD and its affiliates

Pursuant to the Registrant’s Partnership Agreement, the Registrant had the following related party transactions with MD and its affiliates for the years ended December 31, 2015 and 2014:

	2015	2014
Administrative and general expense, management
fees (if applicable) and payment of well charges
and supervision charges in accordance with
standard industry operating agreements	$824,625	$945,353

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

ITEM 14. Principal Accountant Fees and Services

The Partnership has retained BDO USA, LLP as their independent registered public accounting firm to perform auditing services. BDO USA, LLP’s fees for the years ended December 31, 2015 and 2014 are set forth below:

	2015	2014
Audit Fees	$26,667	$27,585

PART IV

ITEM 15. Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K

(a)	1.	Financial statements

The following are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm

Balance sheets as of December 31, 2015 and 2014

Statements of operations for the years ended December 31, 2015 and 2014

Statements of changes in partners’ capital for the years ended December 31, 2015 and 2014

Statements of cash flows for the years ended December 31, 2015 and 2014

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

Mewbourne Energy Partners 08-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

By:	/s/ Kenneth S. Waits
Kenneth S. Waits
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Kenneth S. Waits	Chief Executive Officer	March 30, 2016
Kenneth S. Waits

/s/ J. Roe Buckley	Chairman of the Board
J. Roe Buckley	Chief Financial Officer	March 30, 2016

/s/ Alan Clark	Treasurer and Controller	March 30, 2016
Alan Clark

/s/ Dorothy M. Cuenod	Director	March 30, 2016
Dorothy M. Cuenod

/s/ Ruth M. Buckley	Director	March 30, 2016
Ruth M. Buckley

/s/ Julie M. Greene	Director	March 30, 2016
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

As of and for the years ended December 31, 2015 and 2014

Report of Independent Registered Public Accounting Firm

To the Partners of Mewbourne Energy Partners 08-A, L.P. and to the Board of Directors of Mewbourne Development Corporation

Tyler, Texas

We have audited the accompanying balance sheets of Mewbourne Energy Partners 08-A, L.P. (Partnership) as of December 31, 2015 and 2014 and the related statements of operations, changes in partners’ capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership at December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/BDO USA, LLP

Dallas, Texas

March 30, 2016

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

BALANCE SHEETS

	December 31, 2015	December 31, 2014

ASSETS

Cash	$81,303	$8,143
Accounts receivable, affiliate	406,490	809,534
Prepaid state taxes	3,305	3,159
Total current assets	491,098	820,836

Oil and gas properties at cost, full-cost method	69,797,551	69,798,545
Less accumulated depreciation, depletion,
amortization and impairment	(61,746,190)	(44,153,017)
	8,051,361	25,645,528

Total assets	$8,542,459	$26,466,364

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$116,906	$208,001
Total current liabilities	116,906	208,001

Asset retirement obligation	1,467,094	1,455,487

Partners' capital	6,958,459	24,802,876

Total liabilities and partners' capital	$8,542,459	$26,466,364

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2015	2014
Revenues and other income:
Oil sales	$1,394,238	$3,125,061
Gas sales	1,843,681	4,516,582
Interest income	—	5
Total revenues and other income	3,237,919	7,641,648

Expenses:
Lease operating expense	1,315,647	1,427,345
Production taxes	196,521	464,621
Administrative and general expense	188,068	339,918
Depreciation, depletion, and amortization	1,488,415	2,061,625
Cost ceiling write-down	15,230,543	—
Asset retirement obligation accretion	64,928	62,914
Total expenses	18,484,122	4,356,423

Net (loss) income	$(15,246,203)	$3,285,225

 The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the years ended December 31, 2015 and 2014

Partners'
Capital

Balance at December 31, 2013	$27,217,616

Cash distributions	(5,699,965)
Net income	3,285,225

Balance at December 31, 2014	24,802,876

Cash distributions	(2,598,214)
Net loss	(15,246,203)

Balance at December 31, 2015	$6,958,459

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

 STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(15,246,203)	$3,285,225
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	1,488,415	2,061,625
Cost ceiling write-down	15,230,543	—
Asset retirement obligation accretion	64,928	62,914
Plugging and abandonment cost paid from asset retirement obligation	(5,395)	—
Changes in operating assets and liabilities:
Accounts receivable, affiliate	403,044	428,360
Prepaid state taxes	(146)	—
Accounts payable, affiliate	(93,161)	(86,379)
Net cash provided by operating activities	1,842,025	5,751,745

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	893,828	—
Purchase and development of oil and gas properties	(64,479)	(47,797)
Net cash provided by (used in) investing activities	829,349	(47,797)

Cash flows from financing activities:
Cash distributions to partners	(2,598,214)	(5,699,965)
Net cash used in financing activities	(2,598,214)	(5,699,965)

Net increase in cash	73,160	3,983
Cash, beginning of period	8,143	4,160

Cash, end of period	$81,303	$8,143

Supplemental Cash Flow Information:
Change to net oil & gas properties related to asset retirement
obligation liabilities	$(47,926)	$1,297

Change to property, plant and equipment related to accrual of
leaseholds	$2,066	$—

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

The Partnership’s sole business is the development and production of oil and gas. A substantial portion of the Partnership’s gas production is being sold regionally in the spot market. Due to the highly competitive nature of the spot market, prices are subject to seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short-term in nature and are dependent upon obtaining transportation services provided by pipelines. The prices received for the Partnership’s oil and gas are subject to influences such as global consumption and supply trends.

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

Full Cost Accounting

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At December 31, 2015 and 2014 all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of the-month oil and natural gas prices, discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There were cost ceiling write-downs totaling $15,230,543 during the year ended December 31, 2015. There were no cost ceiling write-downs during the year ended December 31, 2014.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the year ended December 31, 2015 and December 31, 2014 is as follows:

	2015	2014
Balance, beginning of period	$1,455,487	$1,391,276
Liabilities incurred	2,060	7,136
Liabilities reduced due to settlements, plugging and abandonments, and sales of property	(55,381)	(5,839)
Accretion expense	64,928	62,914
Balance, end of period	$1,467,094	$1,455,487

Oil and Gas Sales

The Partnership’s oil and condensate production is sold and revenue recognized at or near the Partnership’s wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Partnership’s interest are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Partnership’s interest in gas reserves. The Partnership uses the sales method to recognize oil and gas revenue whereby revenue is recognized for the amount of production taken regardless of the amount for which the Partnership is entitled based on its working interest ownership. As of December 31, 2015 and 2014, no material gas imbalances between the Partnership and other working interest owners existed.

Substantially all of the Partnership’s accounts receivable result from oil and natural gas sales to third parties in the oil and natural gas industry. This concentration of customers may impact the Partnership’s overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, the Partnership has not experienced significant credit losses on such receivables. No bad debt expense was recorded in 2015 or 2014. The Partnership cannot ensure that such losses will not be realized in the future.

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

Income Taxes

The Partnership is treated as a partnership for income tax purposes and, as a result, income of the Partnership is reported on the tax returns of the partners and no recognition is given to income taxes in the financial statements. The Partnership’s financial reporting basis of its net assets exceeded the tax basis of its net assets by $7,551,021 and $24,568,732 at December 31, 2015 and 2014, respectively.

The Partnership accounts for uncertainty in income taxes in accordance with applicable accounting guidance and recognizes the effects of those positions only if they are more likely than not of being sustained. As no liability had been recognized as of December 31, 2015 or 2014, the Partnership did not accrue for any interest or penalties.

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

In the ordinary course of business, MOC will incur certain costs that will be passed on to well owners of the well for which the costs were incurred. The Partnership will receive their portion of these costs based upon their ownership in each well incurring the costs. These costs are referred to as operator charges and are standard and customary in the oil and gas industry. Operator charges include recovery of gas marketing costs, fixed rate overhead, supervision, pumping, and equipment furnished by the operator, some of which will be included in the full cost pool pursuant to Rule 4-10(c)(2) of Regulation S-X. Amounts accrued for and paid to MOC for operator charges totaled $687,340 and $660,088 for the years ended December 31, 2015 and 2014, respectively. Operator charges are billed in accordance with the Program and Partnership Agreements

In accordance with the Partnership agreement, during any particular calendar year, the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners. Administrative expenses can only be paid out of funds available for distributions. Under this arrangement, $137,285 and $285,265 were allocated to the Partnership during the years ended December 31, 2015 and 2014, respectively.

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

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

INDEX TO EXHIBITS

The following documents are incorporated by reference in response to Item 15(a)3.

EXHIBIT
NUMBER	DESCRIPTION

3.1	Form of Certificate of Limited Partnership (filed as Exhibit 3.1 to Form 10 and incorporated herein by reference)

3.2	Form of Certificate of Amendment of the Certificate of Limited Partnership (filed as Exhibit 3.2 to Form 10 and incorporated herein by reference)

4.1	Form of Agreement of Partnership (filed as Exhibit 4.1 to Form 10 and incorporated herein by reference)

10.1	Form of Drilling Program Agreement (filed as Exhibit 10.1 to Form 10 and incorporated herein by reference)

10.2	Form of Operating Agreement (filed as Exhibit 10.2 to Form 10 and incorporated herein by reference)

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.1	Report of Forrest A. Garb & Associates, Inc.

101	The following materials from the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, (iv) the Statement of Changes in Partners’ Capital and (v) related notes.

