Form 10-Q
period 2016-06-30
MEWBOURNE ENERGY PARTNERS 08-A LP
filed 2016-08-15
CIK 1436942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from____________to____________

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

Yes  ☐    No  ☒

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

Part I - Financial Information

Item 1.	Financial Statements

CONDENSED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS

Cash	$2,474	$81,303
Accounts receivable, affiliate	431,788	406,490
Prepaid state taxes	4,471	3,305
Total current assets	438,733	491,098

Oil and gas properties at cost, full-cost method	69,794,767	69,797,551
Less accumulated depreciation, depletion, amortization and cost ceiling write-downs	(62,967,868)	(61,746,190)
	6,826,899	8,051,361

Total assets	$7,265,632	$8,542,459

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$156,892	$116,906
Total current liabilities	156,892	116,906

Asset retirement obligation	1,481,628	1,467,094

Partners’ capital	5,627,112	6,958,459

Total liabilities and partners’ capital	$7,265,632	$8,542,459

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the		For the
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Oil sales	$271,148	$428,855	$457,455	$817,497
Gas sales	354,598	481,904	673,518	995,880
Total revenues	625,746	910,759	1,130,973	1,813,377

Expenses:
Lease operating expense	275,140	323,837	627,163	733,610
Production taxes	36,384	54,809	62,287	113,313
Administrative and general expense	45,288	59,132	79,008	115,485
Depreciation, depletion, and amortization	161,899	471,252	344,013	898,901
Cost ceiling write-down	113,400	6,145,004	876,016	9,586,869
Asset retirement obligation accretion	16,634	16,447	33,268	32,894
Total expenses	648,745	7,070,481	2,021,755	11,481,072

Net loss	$(22,999)	$(6,159,722)	$(890,782)	$(9,667,695)

The accompanying notes are an integral part of the financial statements.

4

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the six months ended June 30, 2016

(Unaudited)

Total

Balance at December 31, 2015	$6,958,459

Cash distributions	(440,565)

Net loss	(890,782)

Balance at June 30, 2016	$5,627,112

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(890,782)	$(9,667,695)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, and amortization	344,013	898,901
Cost ceiling write-down	876,016	9,586,869
Asset retirement obligation accretion	33,268	32,894
Plugging and abandonment cost paid from asset retirement obligation	(3,473)	(3,287)
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(25,298)	249,825
Prepaid state taxes	(1,166)	(2,155)
Accounts payable, affiliate	39,986	(52,607)
Net cash provided by operating activities	372,564	1,042,745

Cash flows from investing activities:
Purchase and development of oil and gas properties	(10,828)	(23,976)
Net cash used in investing activities	(10,828)	(23,976)

Cash flows from financing activities:
Cash distributions to partners	(440,565)	(1,013,932)
Net cash used in financing activities	(440,565)	(1,013,932)

Net (decrease) increase in cash	(78,829)	4,837
Cash, beginning of period	81,303	8,143

Cash, end of period	$2,474	$12,980

Supplemental Cash Flow Information:

Change to net oil & gas properties related to asset retirement obligation liabilities	$(15,261)	$(9,611)

Change to property, plant and equipment related to accrual of leaseholds	$—	$1,160

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

3. Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2016 and 2015, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of-the-month oil and natural gas prices, discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There were cost ceiling write-downs totaling $876,016 and $9,586,869 for the six months ended June 30, 2016 and 2015, respectively.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2016 and the year ended December 31, 2015 is as follows:

	2016	2015
Balance, beginning of period	$1,467,094	$1,455,487
Liabilities incurred	—	2,060
Liabilities reduced due to settlements, plugging and abandonments, and sales of property	(18,734)	(55,381)
Accretion expense	33,268	64,928
Balance, end of period	$1,481,628	$1,467,094

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $281,841 at June 30, 2016.

The Partnership had reduced cash flows from operations for the six months ended June 30, 2016 due to the steep decline in oil and gas prices during the previous twelve months. Considering these reduced operating cashflows, the Partnership anticipates smaller distributions until prices improve.

During the six months ended June 30, 2016, the Partnership made cash distributions to the investor partners in the amount of $440,565 as compared to $1,013,932 for the six months ended June 30, 2015. Since inception, the Partnership has made distributions of $67,762,153, inclusive of state tax payments.

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

Results of Operations

For the three months ended June 30, 2016 as compared to the three months ended June 30, 2015:

	Three Months Ended June 30,
	2016	2015
Oil sales	$271,148	$428,855
Barrels produced	6,882	8,482
Average price/bbl	$39.40	$50.56

Gas sales	$354,598	$481,904
Mcf produced	165,899	175,929
Average price/mcf	$2.14	$2.74

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $285,013, a 31.3% decline, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

Of this decline, $94,668 and $105,868 were due to decreases in the average prices of oil and gas sold, respectively. The average price fell to $39.40 from $50.56 per barrel (bbl) and to $2.14 from $2.74 per thousand cubic feet (mcf) for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

Also contributing to the decline in sales were $63,039 and $21,438 due to lower volumes of oil and gas sold, respectively, by 1,600 bbls and 10,030 mcf.

Lease operations. Lease operating expense during the three month period ended June 30, 2016 decreased to $275,140 from $323,837 for the three months ended June 30, 2015 due to fewer well repairs and workovers.

Production taxes. Production taxes during the three month period ended June 30, 2016 decreased to $36,384 from $54,809 for the three month period ended June 30, 2015 due to lower overall oil and gas revenue.

Administrative and general expense. Administrative and general expense for the three month period ended June 30, 2016 fell to $45,288 from $59,132 for the three month period ended June 30, 2015 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended June 30, 2016 decreased to $161,899 from $471,252 for the three month period ended June 30, 2015. This was due to the overall decrease in oil and gas production.

Cost ceiling write-down. There were cost ceiling write-downs of $113,400 and $6,145,004 for the three months ended June 30, 2016 and 2015, respectively. These were due to lower average oil and gas prices for the twelve months preceding each write-down.

Results of Operations

For the six months ended June 30, 2016 as compared to the six months ended June 30, 2015:

	Six Months Ended June 30,
	2016	2015
Oil sales	$457,455	$817,497
Barrels produced	13,348	16,785
Average price/bbl	$34.27	$48.70

Gas sales	$673,518	$995,880
Mcf produced	330,851	337,394
Average price/mcf	$2.04	$2.95

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $682,404, a 37.6% decline, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

Of this decline, $242,251 and $309,042 were due to decreases in the average prices of oil and gas sold, respectively. The average price fell to $34.27 from $48.70 per barrel (bbl) and to $2.04 from $2.95 per thousand cubic feet (mcf) for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

Also contributing to the decline in sales were $117,791 and $13,320 due to lower volumes of oil and gas sold, respectively, by 3,437 bbls and 6,543 mcf.

Lease operations. Lease operating expense during the six month period ended June 30, 2016 decreased to $627,163 from $733,610 for the six months ended June 30, 2015 due to fewer well repairs and workovers.

Production taxes. Production taxes during the six month period ended June 30, 2016 decreased to $62,287 from $113,313 for the six month period ended June 30, 2015 due to lower overall oil and gas revenue.

Administrative and general expense. Administrative and general expense for the six month period ended June 30, 2016 fell to $79,008 from $115,485 for the six month period ended June 30, 2015 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the six month period ended June 30, 2016 decreased to $344,013 from $898,901 for the six month period ended June 30, 2015. This was due to the overall decrease in oil and gas production.

Cost ceiling write-down. There were cost ceiling write-downs totaling $876,016 and $9,586,869 for the six months ended June 30, 2016 and 2015, respectively. These were due to lower average oil and gas prices for the twelve months preceding each write-down.

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

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2016, a 10% change in the price received for oil and gas production would have had an approximate $113,000 impact on revenue.

3.	Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.    Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2015 annual report on internal control over financial reporting, and for the quarter ended June 30, 2016, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 08-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date: August 15, 2016

By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

