Form 10-Q
period 2018-06-30
MEWBOURNE ENERGY PARTNERS 08-A LP
filed 2018-08-14
CIK 1436942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes ☐   No ☒

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

Part I - Financial Information

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS

Cash	$6,199	$15,304
Accounts receivable, affiliate	503,716	492,757
Prepaid state taxes	1,185	665
Total current assets	511,100	508,726

Oil and gas properties at cost, full-cost method	69,906,294	69,784,624
Less accumulated depreciation, depletion, amortization
and cost ceiling write-downs	(64,231,226)	(64,032,905)
	5,675,068	5,751,719
Total assets	$6,186,168	$6,260,445

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$198,845	$116,823
Total current liabilities	198,845	116,823

Asset retirement obligation	1,607,590	1,571,440
Total liabilities	1,806,435	1,688,263

Partners’ capital	4,379,733	4,572,182

Total liabilities and partners’ capital	$6,186,168	$6,260,445

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Oil sales	$337,673	$270,610	$631,306	$537,341
Gas sales	438,699	494,742	826,402	977,446
Total revenues	776,372	765,352	1,457,708	1,514,787

Expenses:
Lease operating expense	204,795	241,820	458,756	480,933
Production taxes	41,163	43,285	79,000	86,109
Administrative and general expense	52,587	44,774	88,388	80,199
Depreciation, depletion, and amortization	109,717	118,121	198,321	228,822
Asset retirement obligation accretion	18,075	17,430	36,150	34,854
Total expenses	426,337	465,430	860,615	910,917

Net income	$350,035	$299,922	$597,093	$603,870

The accompanying notes are an integral part of the financial statements.

4

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the six months ended June 30, 2018

(Unaudited)

Partners’ Capital

Balance at December 31, 2017	$4,572,182

Cash distributions	(789,542)
Net income	597,093

Balance at June 30, 2018	$4,379,733

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net income	$597,093	$603,870
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	198,321	228,822
Asset retirement obligation accretion	36,150	34,854
Plugging and abandonment cost paid from asset retirement obligation	—	(4,168)
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(10,959)	(29,755)
Prepaid state taxes	(520)	(286)
Accounts payable, affiliate	82,022	2,263
Net cash provided by operating activities	902,107	835,600

Cash flows from investing activities:
Development of oil and gas properties	(121,670)	(447)
Net cash used in investing activities	(121,670)	(447)

Cash flows from financing activities:
Cash distributions to partners	(789,542)	(817,997)
Net cash used in financing activities	(789,542)	(817,997)

Net (decrease) increase in cash	(9,105)	17,156
Cash, beginning of period	15,304	25,288
Cash, end of period	$6,199	$42,444

Supplemental Cash Flow Information:
Change to net oil & gas properties related to asset retirement
obligation liabilities	$—	$722

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

8

3.

Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2018 and 2017, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of-the-month oil and natural gas prices, discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There were no cost ceiling write-downs for the six months ended June 30, 2018 or 2017.

4.

Asset Retirement Obligations

The Partnership has recognized an estimated asset retirement obligation liability (“ARO”) for future plugging and abandonment costs. A liability for the estimated fair value of the future plugging and abandonment costs is recorded with a corresponding increase in the full cost pool at the time a new well is drilled. Depletion expense associated with estimated plugging and abandonment costs is recognized in accordance with the full cost methodology.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2018 and the year ended December 31, 2017 is as follows:

	2018	2017
Balance, beginning of period	$1,571,440	$1,518,996
Liabilities incurred	—	722
Liabilities reduced due to settlements, and trades	—	(17,367)
Accretion expense	36,150	69,089
Balance, end of period	$1,607,590	$1,571,440

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $312,255 at June 30, 2018.

During the six months ended June 30, 2018, the Partnership made cash distributions to the investor partners (including state tax payments for the benefit of investor partners) in the amount of $789,542 as compared to $817,997 for the six months ended June 30, 2017. Since inception, the Partnership has made distributions of $70,879,413, inclusive of state tax payments.

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

Results of Operations

For the three months ended June 30, 2018 as compared to the three months ended June 30, 2017:

	Three Months Ended June 30,
	2018	2017
Oil sales	$337,673	$270,610
Barrels produced	5,410	6,019
Average price/bbl	$62.42	$44.96

Gas sales	$438,699	$494,742
Mcf produced	143,376	159,539
Average price/mcf	$3.06	$3.10

Oil and gas revenues. As shown in the above table, total oil and gas sales increased by $11,020, a 1.4% increase, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

Of this decrease, $38,012 and $49,455 were due to declines in the volumes of oil and gas sold, respectively, by 609 barrels (bbls) and 16,163 thousand cubic feet (mcf).

Also contributing to the decrease in revenue was $6,588 from a decline in the average price of gas sold. The average price fell to $3.06 from $3.10 per mcf for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

Partially offsetting these decreases was an increase of $105,075 from a rise in the average price of oil sold. The average price rose to $62.42 from $44.96 per bbl for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

Lease operations. Lease operating expense during the three months ended June 30, 2018 decreased to $204,795 from $241,820 for the three months ended June 30, 2017 due to fewer well repairs and workovers.

Production taxes. Production taxes during the three months ended June 30, 2018 decreased to $41,163 from $43,285 for the three months ended June 30, 2017. This was due to lower overall oil and gas revenue for the three months ended June 30, 2018.

Administrative and general expense. Administrative and general expense for the three months ended June 30, 2018 rose to $52,587 from $44,774 for the three months ended June 30, 2017 due to increased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three months ended June 30, 2018 decreased to $109,717 from $118,121 for the three months ended June 30, 2017 due to the prior period cost ceiling write-downs that reduced the balance of the full cost pool subject to amortization and to the overall decline in production.

Results of Operations

For the six months ended June 30, 2018 as compared to the six months ended June 30, 2017:

	Six Months Ended June 30,
	2018	2017
Oil sales	$631,306	$537,341
Barrels produced	10,239	11,571
Average price/bbl	$61.66	$46.44

Gas sales	$826,402	$977,446
Mcf produced	265,395	303,467
Average price/mcf	$3.11	$3.22

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $57,079, a 3.8% decline, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.

Of this decrease, $82,127 and $118,551 were due to declines in the volumes of oil and gas sold, respectively, by 1,332 barrels (bbls) and 38,072 thousand cubic feet (mcf).

Also contributing to the decrease in revenue was $32,493 from a decline in the average price of gas sold. The average price fell to $3.11 from $3.22 per mcf for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.

Partially offsetting these decreases was an increase of $176,092 from a rise in the average price of oil sold. The average price rose to $61.66 from $46.44 per bbl for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.

Lease operations. Lease operating expense during the six months ended June 30, 2018 decreased to $458,756 from $480,933 for the six months ended June 30, 2017 due to fewer well repairs and workovers.

Production taxes. Production taxes during the six months ended June 30, 2018 decreased to $79,000 from $86,109 for the six months ended June 30, 2017. This was due to lower overall oil and gas revenue for the six months ended June 30, 2018.

Administrative and general expense. Administrative and general expense for the six months ended June 30, 2018 rose to $88,388 from $80,199 for the six months ended June 30, 2017 due to increased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the six months ended June 30, 2018 decreased to $198,321 from $228,822 for the six months ended June 30, 2017 due to the prior period cost ceiling write-downs that reduced the balance of the full cost pool subject to amortization and to the overall decline in production.

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

2.          Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2018, a 10% change in the price received for oil and gas production would have had an approximate $146,000 impact on revenue.

3.          Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2017 annual report on internal control over financial reporting, and for the quarter ended June 30, 2018, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.	Exhibits and Reports on Form 8-K
(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 08-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date:      August 14, 2018

By:	/s/ J. Roe Buckley
J. Roe Buckley
Chairman of the Board
Executive Vice President
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

