Form 10-Q
period 2018-09-30
MEWBOURNE ENERGY PARTNERS 08-A LP
filed 2018-11-14
CIK 1436942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes☒   No ☐

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

Yes ☐   No ☒

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

Part I - Financial Information

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS

Cash	$2,438	$15,304
Accounts receivable, affiliate	464,040	492,757
Prepaid state taxes	1,484	665
Total current assets	467,962	508,726

Oil and gas properties at cost, full-cost method	69,894,900	69,784,624
Less accumulated depreciation, depletion, amortization
and cost ceiling write-downs	(64,333,154)	(64,032,905)
	5,561,746	5,751,719

Total assets	$6,029,708	$6,260,445

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$114,912	$116,823
Total current liabilities	114,912	116,823

Asset retirement obligation	1,608,276	1,571,440
Total liabilities	1,723,188	1,688,263

Partners’ capital	4,306,520	4,572,182

Total liabilities and partners’ capital	$6,029,708	$6,260,445

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Oil sales	$256,554	$225,429	$887,860	$762,770
Gas sales	418,386	459,374	1,244,788	1,436,820
Total revenues	674,940	684,803	2,132,648	2,199,590

Expenses:
Lease operating expense	218,558	229,168	677,314	710,101
Production taxes	30,974	38,606	109,974	124,715
Administrative and general expense	29,580	32,631	117,968	112,830
Depreciation, depletion, and amortization	101,486	103,795	299,807	332,617
Asset retirement obligation accretion	17,535	17,430	53,685	52,284
Total expenses	398,133	421,630	1,258,748	1,332,547

Net income	$276,807	$263,173	$873,900	$867,043

The accompanying notes are an integral part of the financial statements.

4

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
For the nine months ended September 30, 2018
(Unaudited)

Partners’ Capital

Balance at December 31, 2017	$4,572,182

Cash distributions	(1,139,562)
Net income	873,900

Balance at September 30, 2018	$4,306,520

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net income	$873,900	$867,043
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	299,807	332,617
Asset retirement obligation accretion	53,685	52,284
Plugging and abandonment cost paid from asset retirement obligation	(4,250)	(4,168)
Changes in operating assets and liabilities:
Accounts receivable, affiliate	28,717	(27,816)
Prepaid state taxes	(819)	(508)
Accounts payable, affiliate	(1,911)	2,720
Net cash provided by operating activities	1,249,129	1,222,172

Cash flows from investing activities:
Development of oil and gas properties	(122,433)	(659)
Net cash used in investing activities	(122,433)	(659)

Cash flows from financing activities:
Cash distributions to partners	(1,139,562)	(1,218,008)
Net cash used in financing activities	(1,139,562)	(1,218,008)

Net (decrease) increase in cash	(12,866)	3,505
Cash, beginning of period	15,304	25,288
Cash, end of period	$2,438	$28,793
Supplemental Cash Flow Information:
Change to net oil & gas properties related to asset retirement
obligation liabilities	$(12,599)	$722

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

3.       Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2018 and 2017, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of-the-month oil and natural gas prices, discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There were no cost ceiling write-downs for the nine months ended September 30, 2018 or 2017.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2018 and the year ended December 31, 2017 is as follows:

	2018	2017
Balance, beginning of period	$1,571,440	$1,518,996
Liabilities incurred	360	722
Liabilities reduced due to settlements and trades	(17,209)	(17,367)
Accretion expense	53,685	69,089
Balance, end of period	$1,608,276	$1,571,440

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $353,050 at September 30, 2018.

During the nine months ended September 30, 2018, the Partnership made cash distributions to the investor partners (including state tax payments for the benefit of investor partners) in the amount of $1,139,562 as compared to $1,218,008 for the nine months ended September 30, 2017. Since inception, the Partnership has made distributions of $71,229,433, inclusive of state tax payments.

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

Results of Operations

For the three months ended September 30, 2018 as compared to the three months ended September 30, 2017:

	Three Months Ended September 30,
	2018	2017
Oil sales	$256,554	$225,429
Barrels produced	4,332	5,050
Average price/bbl	$59.22	$44.64

Gas sales	$418,386	$459,374
Mcf produced	135,212	144,511
Average price/mcf	$3.09	$3.18

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $9,863, a 1.4% decline, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.

Of this decrease, $42,522 and $28,774 were due to declines in the volumes of oil and gas sold, respectively, by 718 barrels (bbls) and 9,299 thousand cubic feet (mcf).

Also contributing to the decrease in revenue was $12,214 from a decline in the average price of gas sold. The average price fell to $3.09 from $3.18 per mcf for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.

Partially offsetting these decreases was an increase of $73,647 from a rise in the average price of oil sold. The average price rose to $59.22 from $44.64 per bbl for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.

Lease operations. Lease operating expense during the three months ended September 30, 2018 decreased to $218,558 from $229,168 for the three months ended September 30, 2017 due to fewer well repairs and workovers.

Production taxes. Production taxes during the three months ended September 30, 2018 decreased to $30,974 from $38,606 for the three months ended September 30, 2017. This was due to lower overall oil and gas revenue for the three months ended September 30, 2018.

Administrative and general expense. Administrative and general expense for the three months ended September 30, 2018 fell to $29,580 from $32,631 for the three months ended September 30, 2017 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three months ended September 30, 2018 decreased to $101,486 from $103,795 for the three months ended September 30, 2017 due to the prior period cost ceiling write-downs that reduced the balance of the full cost pool subject to amortization and to the overall decline in production.

Results of Operations

For the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017:

	Nine Months Ended September 30,
	2018	2017
Oil sales	$887,860	$762,770
Barrels produced	14,571	16,621
Average price/bbl	$60.93	$45.89

Gas sales	$1,244,788	$1,436,820
Mcf produced	400,607	447,978
Average price/mcf	$3.11	$3.21

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $66,942, a 3.0% decline, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

Of this decrease, $124,913 and $147,194 were due to declines in the volumes of oil and gas sold, respectively, by 2,050 barrels (bbls) and 47,371 thousand cubic feet (mcf).

Also contributing to the decrease in revenue was $44,838 from a decline in the average price of gas sold. The average price fell to $3.11 from $3.21 per mcf for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

Partially offsetting these decreases was an increase of $250,003 from a rise in the average price of oil sold. The average price rose to $60.93 from $45.89 per bbl for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

Lease operations. Lease operating expense during the nine months ended September 30, 2018 decreased to $677,314 from $710,101 for the nine months ended September 30, 2017 due to fewer well repairs and workovers.

Production taxes. Production taxes during the nine months ended September 30, 2018 decreased to $109,974 from $124,715 for the nine months ended September 30, 2017. This was due to lower overall oil and gas revenue for the nine months ended September 30, 2018.

Administrative and general expense. Administrative and general expense for the nine months ended September 30, 2018 rose to $117,968 from $112,830 for the nine months ended September 30, 2017 due to increased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the nine months ended September 30, 2018 decreased to $299,807 from $332,617 for the nine months ended September 30, 2017 due to the prior period cost ceiling write-downs that reduced the balance of the full cost pool subject to amortization and to the overall decline in production.

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

2.   Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2018, a 10% change in the price received for oil and gas production would have had an approximate $213,000 impact on revenue.

3.   Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2017 annual report on internal control over financial reporting, and for the quarter ended September 30, 2018, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 08-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date:  November 14, 2018

By:	/s/ J. Roe Buckley
J. Roe Buckley Chairman of the Board Executive Vice President Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

