Form 10-K
period 2018-12-31
MEWBOURNE ENERGY PARTNERS 08-A LP
filed 2019-04-01
CIK 1436942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2018

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

The Registrant does not have any employees of its own. MD is responsible for all management functions. MOC, a wholly owned subsidiary of Mewbourne Holdings, Inc., which is also the parent of the Registrant’s managing general partner, has been appointed Program Manager and is responsible for activities in accordance with a Drilling Program Agreement entered into by the Registrant, MD and MOC. At April 1, 2019, MOC employed 452 persons, many of whom dedicated a part of their time to the conduct of the Registrant’s business during the period for which this report is filed.

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

These factors and the volatility of the energy markets make it extremely difficult to predict future oil and gas price movements with any certainty. Declines in oil and gas prices would not only reduce revenue, but could reduce the amount of oil and gas that can be produced economically and, as a result, could have a material adverse effect on the Registrant’s financial condition, results of operations and reserves. For the year ended December 31, 2018, a 10% change in the price received for oil and gas production would have had an approximate $270,000 impact on revenue.

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

The Registrant’s ceiling test calculations indicated no impairment of oil and gas properties during the years ended December 31, 2018 and 2017.

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

Fractional working interests in developmental oil and gas prospects, located primarily in the Anadarko Basin of Western Oklahoma, the Texas Panhandle, and the Permian Basin of New Mexico and West Texas, were acquired by the Registrant, resulting in the Registrant’s participation in the drilling of oil and gas wells. At December 31, 2018, the Registrant owned working interests in 163 producing wells. The Registrant had no drilling activity for the years ended December 31, 2018 and 2017. Additional capital costs incurred, if any, were due to maintenance of current wells.

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

At April 1, 2019, the Registrant had 14,600 outstanding limited partnership interests held of record by 1,848 subscribers. There is no established public or organized trading market for the partner interests.

Revenues which, in the sole judgment of the managing general partner, are not required to meet the Registrant’s obligations will be distributed to the partners at least quarterly in accordance with the Registrant’s Partnership Agreement. Distributions made to partners and state tax payments for the benefit of investor partners during the years ended December 31, 2018 and 2017 were $1,415,448 and $1,643,265, respectively. Since inception, the Partnership has made distributions of $71,505,319, inclusive of state tax payments.

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

Results of Operations

Year ended December 31, 2018 compared to the year ended December 31, 2017:

	Year Ended December 31,
	2018	2017
Oil sales	$1,069,937	$991,595
Barrels produced	18,405	20,951
Average price/bbl	$58.13	$47.33

Gas sales	$1,628,112	$1,947,652
Mcf produced	517,469	595,100
Average price/mcf	$3.15	$3.27

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $241,198, an 8.2% decrease, for the year ended December 31, 2018 as compared to the year ended December 31, 2017.

Of this decrease, $148,006 and $244,250 were due to lower volumes of oil and gas sold, respectively, by 2,546 barrels (bbls) and 77,631 thousand cubic feet (mcf).

Also contributing to the decrease in revenue was a decrease of $75,290 due to a decline in the average price of gas sold to $3.15 from $3.27 per mcf for the year ended December 31, 2018 as compared to the year ended December 31, 2017.

Partially offsetting this decrease in sales was an increase of $226,348 due to an increase in the average price of oil sold to $58.13 from $47.33 per bbl for the year ended December 31, 2018 as compared to the year ended December 31, 2017.

Lease operations. Lease operating expense during the year ended December 31, 2018 increased to $982,807 from $952,428 for the year ended December 31, 2017 due to more well repairs and workovers.

Production taxes. Production taxes during the year ended December 31, 2018 decreased to $136,900 from $164,915 for the year ended December 31, 2017. This was due to lower overall oil and gas revenue for the year ended December 31, 2018.

Administrative and general expense. Administrative and general expense for the year ended December 31, 2018 increased to $148,800 from $144,070 for the year ended December 31, 2017. This was due to the higher total administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the year ended December 31, 2018 decreased to $395,631 from $434,334 for the year ended December 31, 2017. This was due to prior period cost ceiling write-downs that reduced the balance of the full cost pool subject to amortization as well as an overall decrease in oil and gas production.

Liquidity and Capital Resources

Cash decreased by $12,074 during the year ended December 31, 2018. Cash flows from operating activities and proceeds from asset sales were utilized primarily for cash distributions to partners. All wells for which funds have been committed have been drilled. Any incidental future capital expenditures incurred will be paid with current available cash and revenues generated through oil and gas sales. Revenues which, in the sole judgment of the managing general partner, are not required to meet the Registrant’s obligations will be distributed to the partners at least quarterly in accordance with the Registrant’s Partnership Agreement.

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

Recent Accounting Developments

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the year ended December 31, 2018 and December 31, 2017 is as follows:

	2018	2017
Balance, beginning of period	$1,571,440	$1,518,996
Liabilities incurred	360	722
Liabilities reduced due to settlements, plugging and abandonments and trades	(34,514)	(17,367)
Accretion expense	71,580	69,089
Balance, end of period	$1,608,866	$1,571,440

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

In the ordinary course of business, MOC will incur certain costs that will be passed on to well owners of the well for which the costs were incurred. The Partnership will receive their portion of these costs based upon their ownership in each well incurring the costs. These costs are referred to as operator charges and are standard and customary in the oil and gas industry. Operator charges include recovery of gas marketing costs, fixed rate overhead, supervision, pumping, and equipment furnished by the operator, some of which will be included in the full cost pool pursuant to Rule 4-10(c)(2) of Regulation S-X. Amounts accrued for and paid to MOC for operator charges totaled $579,912 and $570,858 for the years ended December 31, 2018 and 2017, respectively. Operator charges are billed in accordance with the Program and Partnership Agreements

In accordance with the Partnership agreement, during any particular calendar year, the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners. Administrative expenses can only be paid out of funds available for distributions. Under this arrangement, $100,620 and $101,280 were allocated to the Partnership during the years ended December 31, 2018 and 2017, respectively.

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

(b) MD Management’s Annual Report on Internal Control Over Financial Reporting

MD’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of MD’s management, including MD’s principal executive officer and principal financial officer, MD conducted an evaluation of the effectiveness of the Partnership’s internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on MD’s evaluation under the framework in “Internal Control — Integrated Framework”, MD’s management concluded that internal control over financial reporting was effective as of December 31, 2018. This annual report does not include an attestation report of the Registrant’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Registrant’s independent registered public accounting firm pursuant to rules of the SEC that permit the Registrant to provide only management’s report in this annual report. There have been no changes in MD’s internal controls for the quarter ended December 31, 2018 or in other factors which have materially affected or are reasonably likely to materially affect the internal controls over financial reporting.

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

Name	Age as of December 31, 2018	Position

J. Roe Buckley	56	Chairman of the Board and Chief Financial Officer

Kenneth S. Waits	58	Chief Executive Officer

Dorothy M. Cuenod	58	Assistant Secretary and Director

Ruth M. Buckley	57	Assistant Secretary and Director

Julie M. Greene	55	Assistant Secretary and Director

Donald R. Russell	44	Treasurer and Controller

J. Roe Buckley, age 56, joined Mewbourne Holdings, Inc. in July 1990 and serves as Chairman of the Board and Chief Financial Officer of Mewbourne Holdings, Inc., MD and MOC. Mr. Buckley was employed by Mbank Dallas from 1985 to 1990 where he served as a commercial loan officer. He received a Bachelor of Arts in Economics from Sewanee in 1984. Mr. Buckley is married to Ruth M. Buckley. He is also the brother-in-law of Dorothy M. Cuenod and Julie M. Greene.

Kenneth S. Waits, age 58, Chief Executive Officer of Mewbourne Holdings, Inc., MD and MOC, has been with MOC since February 1984. He joined the company following his graduation from the University of Oklahoma where he received a Bachelor of Science in Petroleum Engineering in December, 1983. He currently manages all of MOC’s exploration efforts. He has also served as Exploration Manager for Western Oklahoma. Previously at MOC, he held positions in Operations and in Reservoir/Evaluations.

Dorothy M. Cuenod, age 58, received a Bachelor of Arts degree in Art History from The University of Texas and a Master of Business Administration Degree from Southern Methodist University. Since 1984 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Cuenod is the sister of Ruth M. Buckley and Julie M. Greene. She is also the sister-in-law of J. Roe Buckley.

Ruth M. Buckley, age 57, received a Bachelor of Science Degree in both Engineering and Geology from Vanderbilt University. Since 1987 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Buckley is the sister of Dorothy M. Cuenod and Julie M. Greene. She is also the wife of J. Roe Buckley.

Julie M. Greene, age 55, received a Bachelor of Arts degree in Business Administration from The University of Oklahoma. Since 1988 she has served as a Director and Assistant Secretary of both MD and MOC. Prior to that time she was employed by Rauscher, Pierce, Refsnes, Inc. Ms. Greene is the sister of Dorothy M. Cuenod and Ruth M. Buckley. She is also the sister-in-law of J. Roe Buckley.

Donald R. Russell, age 44, has been with MOC since 1997 and serves as Treasurer and Controller of both MD and MOC. He received a Bachelor of Business Administration degree in Accounting from Texas A&M University at Texarkana in 1997.

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

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management

(a) Beneficial owners of more than five percent at April 1, 2019

Class of Ownership	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Limited Partnership Interests
N/A	N/A	N/A	N/A

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

Transactions with MD and its affiliates

Pursuant to the Registrant’s Partnership Agreement, the Registrant had the following related party transactions with MD and its affiliates for the years ended December 31, 2018 and 2017:

	2018	2017
Administrative and general expense and payment of well charges and supervision charges in accordance with standard industry operating agreements	$680,532	$672,138

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

The Partnership has retained BDO USA, LLP as their independent registered public accounting firm to perform auditing services. BDO USA, LLP’s fees for the years ended December 31, 2018 and 2017 are set forth below:

	2018	2017
Audit Fees	$31,021	$30,424

PART IV

ITEM 15.	Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K

(a)	1.	Financial statements

The following are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm

Balance sheets as of December 31, 2018 and 2017

Statements of operations for the years ended December 31, 2018 and 2017

Statements of changes in partners’ capital for the years ended December 31, 2018 and 2017

Statements of cash flows for the years ended December 31, 2018 and 2017

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

/s/ Kenneth S. Waits	Chief Executive Officer	April 1, 2019
Kenneth S. Waits

/s/ J. Roe Buckley	Chairman of the Board
J. Roe Buckley	Chief Financial Officer	April 1, 2019

/s/ Dorothy M. Cuenod	Director	April 1, 2019
Dorothy M. Cuenod

/s/ Ruth M. Buckley	Director	April 1, 2019
Ruth M. Buckley

/s/ Julie M. Greene	Director	April 1, 2019
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

As of and for the years ended December 31, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Mewbourne Energy Partners 08-A, L.P. and the Board of Directors of Mewbourne Development Corporation

Tyler, Texas

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Mewbourne Energy Partners 08-A, L.P. (the “Partnership”) as of December 31, 2018 and 2017, the related statements of operations, changes in partners’ capital, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BDO USA, LLP

We have served as the Partnership's auditor since 2008.

Dallas, Texas

April 1, 2019

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS

Cash	$3,230	$15,304
Accounts receivable, affiliate	379,765	492,757
Prepaid state taxes	897	665
Total current assets	383,892	508,726

Oil and gas properties at cost, full-cost method	69,889,036	69,784,624
Less accumulated depreciation, depletion, amortization
and cost ceiling write-downs	(64,403,172)	(64,032,905)
	5,485,864	5,751,719

Total assets	$5,869,756	$6,260,445

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable, affiliate	$141,825	$116,823
Total current liabilities	141,825	116,823

Asset retirement obligation	1,608,866	1,571,440
Total liabilities	1,750,691	1,688,263

Partners' capital	4,119,065	4,572,182

Total liabilities and partners' capital	$5,869,756	$6,260,445

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2018	2017
Revenues:
Oil sales	$1,069,937	$991,595
Gas sales	1,628,112	1,947,652
Total revenues	2,698,049	2,939,247

Expenses:
Lease operating expense	982,807	952,428
Production taxes	136,900	164,915
Administrative and general expense	148,800	144,070
Depreciation, depletion, and amortization	395,631	434,334
Asset retirement obligation accretion	71,580	69,089
Total expenses	1,735,718	1,764,836

Net income	$962,331	$1,174,411

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the years ended December 31, 2018 and 2017

Partners’
Capital
Balance at December 31, 2016	$5,041,036

Cash distributions	(1,643,265)
Net income	1,174,411

Balance at December 31, 2017	4,572,182

Cash distributions	(1,415,448)
Net income	962,331

Balance at December 31, 2018	$4,119,065

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2018	2017
Cash flows from operating activities:
Net income	$962,331	$1,174,411
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	395,631	434,334
Asset retirement obligation accretion	71,580	69,089
Plugging and abandonment cost paid from asset retirement obligation	(39,568)	(4,168)
Changes in operating assets and liabilities:
Accounts receivable, affiliate	112,992	(42,980)
Prepaid state taxes	(232)	(472)
Accounts payable, affiliate	15,031	1,801
Net cash provided by operating activities	1,517,765	1,632,015

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	8,400	1,925
Development of oil and gas properties	(122,791)	(659)
Net cash (used in) provided by investing activities	(114,391)	1,266

Cash flows from financing activities:
Cash distributions to partners	(1,415,448)	(1,643,265)
Net cash used in financing activities	(1,415,448)	(1,643,265)

Net decrease in cash	(12,074)	(9,984)
Cash, beginning of period	15,304	25,288

Cash, end of period	$3,230	$15,304

Supplemental Cash Flow Information:
Change to net oil & gas properties related to asset retirement
obligation liabilities	$5,414	$(12,477)
Oil and gas property additions included in accounts payable, affiliate	$9,971	$—

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

Full Cost Accounting

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At December 31, 2018 and 2017 all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of the-month oil and gas prices, discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There were no cost ceiling write-downs during the years ended December 31, 2018 and 2017.

Recent Accounting Developments

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the year ended December 31, 2018 and December 31, 2017 is as follows:

	2018	2017
Balance, beginning of period	$1,571,440	$1,518,996
Liabilities incurred	360	722
Liabilities reduced due to settlements, plugging and abandonments and trades	(34,514)	(17,367)
Accretion expense	71,580	69,089
Balance, end of period	$1,608,866	$1,571,440

Oil and Gas Sales

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

Substantially all of the Partnership’s accounts receivable result from oil and gas sales to third parties in the oil and gas industry. This concentration of customers may impact the Partnership’s overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, the Partnership has not experienced significant credit losses on such receivables. No bad debt expense was recorded in 2018 or 2017. The Partnership cannot ensure that such losses will not be realized in the future.

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

The Partnership has reviewed its partnership, joint operating and marketing agreements as they relate to its non-operated working interests and this ASU, which includes provisions regarding revenues and expenses under a gross-versus-net presentation as it relates to principal vs agent relationship and has evaluated the impact on the presentation of its revenues and expenses under this gross-versus-net presentation guidance. Based on its review of how information about revenue has been presented for other purposes, including disclosures presented outside the financial statements and information used by management for evaluating performance operations, the appropriate categories for the disaggregation of revenue are oil and gas sales, as presented in the Partnership’s financial statements and related disclosures.

Disaggregation of Revenue

The Partnership has identified two material revenue streams in its business: oil sales and natural gas sales. Revenue attributable to each of the Partnership’s identified revenue streams is disaggregated in the Condensed Statements of Operations.

Principal versus agent

In the case of the non-operating agreements, the operator is responsible for providing the goods due to its contractual obligations with the purchaser. Based on the joint operating and marketing agreement arrangements between the Partnership and operator, the Partnership does not take title to the product prior to the operator’s ultimate sale to a customer. The operator is responsible for fulfilling promises to provide specified goods and remitting proceeds back to the Partnership for the Partnership’s proportionate share of the total product sold. Mewbourne Oil Company (MOC), rather than the Partnership, is primarily responsible for fulfilling promises to provide specified goods. MOC, as the operator, enters into the sales contract with the third-party customers and directs all activities from the wellhead to the delivery point that make the commodity available to the customer; there is no agreement between the Partnership and the customers. In the event a production delay occurs because of, for example, well-equipment failure, MOC is responsible for correcting the issues preventing fulfillment of its promises to deliver product to its customers.

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

Income Taxes

The Partnership is treated as a partnership for income tax purposes and, as a result, income of the Partnership is reported on the tax returns of the partners and no recognition is given to income taxes in the financial statements. The Partnership’s financial reporting basis of its net assets exceeded the tax basis of its net assets by $5,431,560 and $5,695,981 at December 31, 2018 and 2017, respectively.

The Partnership accounts for uncertainty in income taxes in accordance with applicable accounting guidance and recognizes the effects of those positions only if they are more likely than not of being sustained. As no liability had been recognized as of December 31, 2018 or 2017, the Partnership did not accrue for any interest or penalties.

Distributions

Revenues which, in the sole judgment of the managing general partner, are not required to meet the Registrant’s obligations will be distributed to the partners at least quarterly in accordance with the Registrant’s Partnership Agreement. Distributions made to partners and state tax payments for the benefit of investor partners during the years ended December 31, 2018 and 2017 were $1,415,448 and $1,643,265, respectively. Since inception, the Partnership has made distributions of $71,505,319, inclusive of state tax payments.

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

In the ordinary course of business, MOC will incur certain costs that will be passed on to well owners of the well for which the costs were incurred. The Partnership will receive their portion of these costs based upon their ownership in each well incurring the costs. These costs are referred to as operator charges and are standard and customary in the oil and gas industry. Operator charges include recovery of gas marketing costs, fixed rate overhead, supervision, pumping, and equipment furnished by the operator, some of which will be included in the full cost pool pursuant to Rule 4-10(c)(2) of Regulation S-X. Amounts accrued for and paid to MOC for operator charges totaled $579,912 and $570,858 for the years ended December 31, 2018 and 2017, respectively. Operator charges are billed in accordance with the Program and Partnership Agreements

In accordance with the Partnership agreement, during any particular calendar year, the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners. Administrative expenses can only be paid out of funds available for distributions. Under this arrangement, $100,620 and $101,280 were allocated to the Partnership during the years ended December 31, 2018 and 2017, respectively.

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

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

INDEX TO EXHIBITS

The following documents are incorporated by reference in response to Item 15(a)3.

EXHIBIT
NUMBER	DESCRIPTION

3.1	Form of Certificate of Limited Partnership (filed as Exhibit 3.1 to Registration Statement on Form S-1, File No. 333-113340 and incorporated herein by reference)

3.2	Form of Certificate of Amendment of the Certificate of Limited Partnership (filed as Exhibit 3.2 to Registration Statement on Form S-1, File No. 333-113340 and incorporated herein by reference)

4.1	Form of Agreement of Partnership (filed as Exhibit 4.1 to Registration Statement on Form S-1, File No. 333-113340 and incorporated herein by reference)

10.1	Form of Drilling Program Agreement (filed as Exhibit 10.1 to Registration Statement on Form S-1, File No. 333-113340 and incorporated herein by reference)

10.4	Form of Operating Agreement (filed as Exhibit 10.4 to Registration Statement on Form S-1, File No. 333-113340 and incorporated herein by reference)

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.1	Report of Forrest A. Garb & Associates, Inc.

101	The following materials from the Partnership's Annual Report on Form 10-K for the year ended December 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, (iv) the Statement of Changes in Partners’ Capital and (v) related notes.

