Form 10-Q
period 2019-09-30
MEWBOURNE ENERGY PARTNERS 08-A LP
filed 2019-11-14
CIK 1436942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Yes ☐   No ☒

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

Part I - Financial Information

Item 1. Financial Statements

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

CONDENSED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS

Cash	$3,380	$3,230
Accounts receivable, affiliate	186,063	379,765
Prepaid state taxes	1,195	897
Total current assets	190,638	383,892

Oil and gas properties at cost, full-cost method	69,784,486	69,889,036
Less accumulated depreciation, depletion, amortization
and cost ceiling write-downs	(65,264,312)	(64,403,172)
	4,520,174	5,485,864

Total assets	$4,710,812	$5,869,756

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$102,338	$141,825
Total current liabilities	102,338	141,825

Asset retirement obligation	1,512,042	1,608,866
Total liabilities	1,614,380	1,750,691

Partners’ capital	3,096,432	4,119,065

Total liabilities and partners’ capital	$4,710,812	$5,869,756

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Oil sales	$162,190	$256,554	$598,619	$887,860
Gas sales	129,216	418,386	587,916	1,244,788
Total revenues	291,406	674,940	1,186,535	2,132,648

Expenses:
Lease operating expense	239,952	218,558	679,657	677,314
Production taxes	15,621	30,974	66,088	109,974
Administrative and general expense	19,262	29,580	92,929	117,968
Depreciation, depletion, and amortization	64,182	101,486	221,436	299,807
Asset retirement obligation accretion	13,104	17,535	50,768	53,685
Total expenses	352,121	398,133	1,110,878	1,258,748

Net (loss) income	$(60,715)	$276,807	$75,657	$873,900

The accompanying notes are an integral part of the financial statements.

4

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
For the nine months ended September 30, 2019
(Unaudited)

Partners’ Capital

Balance at December 31, 2018	$4,119,065

Cash distributions	(1,098,290)
Net income	75,657

Balance at September 30, 2019	$3,096,432

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 08-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net income	$75,657	$873,900
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	221,436	299,807
Asset retirement obligation accretion	50,768	53,685
Plugging and abandonment cost paid from asset retirement obligation	(972)	(4,250)
Changes in operating assets and liabilities:
Accounts receivable, affiliate	193,702	28,717
Prepaid state taxes	(298)	(819)
Accounts payable, affiliate	(4,574)	(1,911)
Net cash provided by operating activities	535,719	1,249,129

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	585,391	—
Development of oil and gas properties	(22,670)	(122,433)
Net cash provided by (used in) investing activities	562,721	(122,433)

Cash flows from financing activities:
Cash distributions to partners	(1,098,290)	(1,139,562)
Net cash used in financing activities	(1,098,290)	(1,139,562)

Net increase (decrease) in cash	150	(12,866)
Cash, beginning of period	3,230	15,304

Cash, end of period	$3,380	$2,438

Supplemental Cash Flow Information:
Change to net oil & gas properties related to asset retirement
obligation liabilities	$(146,620)	$(12,599)

Changes to oil and gas property additions included in accounts payable, affiliate	$(34,913)	$—

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

Full Cost Accounting

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2019 and 2018, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of-the-month oil and natural gas prices, discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There were no cost ceiling write-downs for the nine months ended September 30, 2019 or 2018.

In the third quarter of 2019, the Partnership received $585,391 in sales proceeds from the sale of its interests in oil and gas wells to Summit West Resources L.P. and Longfellow Energy L.P. Due to immateriality, these sales proceeds were recorded as an adjustment to the full cost pool and no gain or loss was recognized.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2019 and the year ended December 31, 2018 is as follows:

	2019	2018
Balance, beginning of period	$1,608,866	$1,571,440
Liabilities incurred	1,122	360
Liabilities reduced due to settlements, plugging and abandonments, and sales	(148,714)	(34,514)
Accretion expense	50,768	71,580
Balance, end of period	$1,512,042	$1,608,866

4.	Oil and Gas Sales

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

Substantially all the Partnership’s accounts receivable result from oil and natural gas sales to third parties in the oil and natural gas industry. This concentration of customers may impact the Partnership’s overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, the Partnership has not experienced significant credit losses on such receivables. No bad debt expense was recorded for the nine months ended September 30, 2019 or 2018. The Partnership cannot ensure that such losses will not occur in the future.

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

Sale of Wells

In the third quarter of 2019, the Partnership received $585,391 in sales proceeds from the sale of its interests in oil and gas wells to Summit West Resources L.P. and Longfellow Energy L.P. Under the full cost method, all oil and gas properties in each country are combined into a common pool. Conceptually, each property loses its separate identity, and sales and abandonments of properties are generally treated as adjustments of capitalized costs with no gains or losses recognized unless material to reserves or to the rate of depletion. Due to immateriality, these sales proceeds were recorded as an adjustment to the full cost pool and no gain or loss was recognized.

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $88,300 at September 30, 2019.

During the nine months ended September 30, 2019, the Partnership made cash distributions to the investor partners (including state tax payments for the benefit of investor partners) in the amount of $1,098,290 as compared to $1,139,562 for the nine months ended September 30, 2018. Since inception, the Partnership has made distributions of $72,603,609, inclusive of state tax payments.

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

Results of Operations

For the three months ended September 30, 2019 as compared to the three months ended September 30, 2018:

	Three Months Ended September 30,
	2019	2018
Oil sales	$162,190	$256,554
Barrels produced	3,052	4,332
Average price/bbl	$53.14	$59.22

Gas sales	$129,216	$418,386
Mcf produced	83,584	135,212
Average price/mcf	$1.55	$3.09

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $383,534, a 56.8% decline, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.

Of this decrease, $26,342 and $209,356 were due to decreases in the average prices of oil and gas sold, respectively. The average prices fell to $53.14 from $59.22 per barrel (bbl) and to $1.55 from $3.09 per thousand cubic feet (mcf) for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.

Also contributing to the lower revenue were decreases of $68,022 and $79,814 from declines in the volumes of oil and gas sold, respectively, by 1,280 bbls and 51,628 mcf for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The sale of interests in some oil and gas wells did not have a material impact on the overall decline in production.

Lease operations. Lease operating expense during the three months ended September 30, 2019 increased to $239,952 from $218,558 for the three months ended September 30, 2018 due to more well repairs and workovers.

Production taxes. Production taxes during the three months ended September 30, 2019 decreased to $15,621 from $30,974 for the three months ended September 30, 2018. This was due to lower overall oil and gas revenue for the three months ended September 30, 2019.

Administrative and general expense. Administrative and general expense for the three months ended September 30, 2019 fell to $19,262 from $29,580 for the three months ended September 30, 2018 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three months ended September 30, 2019 decreased to $64,182 from $101,486 for the three months ended September 30, 2018 due to the overall decline in production and to the reduction of the full cost pool by $585,391 from the sale of its interests in oil and gas wells. Due to immateriality, these sales proceeds were recorded as a reduction to the full cost pool in accordance with the full cost method of accounting.

Results of Operations

For the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018:

	Nine Months Ended September 30,
	2019	2018
Oil sales	$598,619	$887,860
Barrels produced	11,384	14,571
Average price/bbl	$52.58	$60.93

Gas sales	$587,916	$1,244,788
Mcf produced	281,972	400,607
Average price/mcf	$2.09	$3.11

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $946,113, a 44.4% decline, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

Of this decrease, $121,655 and $409,516 were due to decreases in the average prices of oil and gas sold, respectively. The average prices fell to $52.58 from $60.93 per barrel (bbl) and to $2.09 from $3.11 per thousand cubic feet (mcf) for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

Also contributing to the lower revenue were decreases of $167,586 and $247,356 from declines in the volumes of oil and gas sold, respectively, by 3,187 bbls and 118,635 mcf for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The sale of interests in some oil and gas wells did not have a material impact on the overall decline in production.

Lease operations. Lease operating expense during the nine months ended September 30, 2019 increased to $679,657 from $677,314 for the nine months ended September 30, 2018 due to more well repairs and workovers.

Production taxes. Production taxes during the nine months ended September 30, 2019 decreased to $66,088 from $109,974 for the nine months ended September 30, 2018. This was due to lower overall oil and gas revenue for the nine months ended September 30, 2019.

Administrative and general expense. Administrative and general expense for the nine months ended September 30, 2019 fell to $92,929 from $117,968 for the nine months ended September 30, 2018 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the nine months ended September 30, 2019 decreased to $221,436 from $299,807 for the nine months ended September 30, 2018 due to the overall decline in production and to the reduction of the full cost pool by $585,391 from the sale of its interests in oil and gas wells. Due to immateriality, these sales proceeds were recorded as a reduction to the full cost pool in accordance with the full cost method of accounting.

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

2. Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2019, a 10% change in the price received for oil and gas production would have had an approximate $119,000 impact on revenue.

3. Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2018 annual report on internal control over financial reporting, and for the quarter ended September 30, 2019, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II –  Other Information

Item 1.	Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 08-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date:  November 14, 2019

By:	/s/ J. Roe Buckley
J. Roe Buckley Chairman of the Board Executive Vice President Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

